Form 10-K
period 2021-12-31
CIIG Capital Partners II, Inc.
filed 2022-03-31
CIK 1841338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40802

CIIG CAPITAL PARTNERS II, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1477978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street 29th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 796-4796

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	CIIGU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CIIG	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	CIIGW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units begin trading on the Nasdaq Global Market on September 15, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Global Market on November 5, 2021. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on December 31, 2021, as reported on the Nasdaq Global Market was $283,762,500.

As of March 28, 2022 there were 28,750,000 shares of Class A common stock, par value $0.0001 per share and 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are our direct anchor investors and indirect anchor investors, which purchased an aggregate of $64,687,500 of units in our initial public offering;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“direct anchor investors,” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to the shares of our Class B common stock purchased by our sponsor in a private placement in connection with our initial public offering and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Grant Thornton” are to Grant Thornton LLP, our independent registered public accountants;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“IIG Holdings” are to International Investment Group Holdings LLC, an affiliate of Michael Minnick, our Co-Chief Executive Officer and a Director;

●	“indirect anchor investors,” are to (i) certain investment funds and accounts managed by Magnetar Financial LLC, a member of our sponsor, and (ii) certain investment funds and accounts managed by Atalaya Capital Management LP, a member of our sponsor;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on September 17, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants which were issued to our sponsor and the direct anchor investors in a private placement which occurred simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units (as defined below) in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 10, 2021 (File No. 333-254078), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of our management team, that we may determine to make in connection with financing our initial business combination;

●	“sponsor” are to CIIG Management II LLC, a Delaware limited liability company. Peter Cuneo, our Executive Chairman, Gavin Cuneo, our Co-Chief Executive Officer and Director, and Michael Minnick, our Co-Chief Executive Officer and a Director, are the managing members of our sponsor; our indirect anchor investors are also members of (or have an economic interest in) our sponsor;

●	“trust account” are to the trust account in which an amount of $291,812,500 ($10.15 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“we,” “us,” “Company” or “our Company” are to CIIG Capital Partners II, Inc., a Delaware corporation.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting an initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have focused our search in the technology, media and telecommunications industries and on companies with sustainability business models (“TMTS”) that are enabled by technology.

Our sponsor is an entity that was formed by our management team. We believe our management team’s extensive operational and financial experience coupled with their experience in identifying and executing acquisitions globally with a collectively vast network to source and structure additional acquisition opportunities, make us attractive in the marketplace. Although we may pursue our initial business combination with a private or public target in any business, industry or geographic location, we have focused on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business in the TMTS industries.

Initial Public Offering

On September 17, 2021, we consummated our initial public offering of 28,750,000 units. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 12,062,500 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $12,062,500.

A total of $291,812,500, comprised of $287,500,000 of the proceeds from the initial public offering and a portion of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Peter Cuneo, our Executive Chairman, Gavin Cuneo, our Co-Chief Executive Officer, and Michael Minnick, our Co-Chief Executive Officer, who have many years of experience, relationships and connectivity in the TMTS sector. We must complete our initial business combination by March 17, 2023, 18 months from the closing of our initial public offering (September 17, 2023 if we extend the period of time to consummate our initial business combination). If our initial business combination is not consummated by March 17, 2023 (or September 17, 2023 if we extend the period of time to consummate our initial business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Our management team

The members of our management team, including Peter Cuneo, our Executive Chairman, and our Co-Chief Executive Officers, Gavin Cuneo and Michael Minnick, have experience operating a special purpose acquisition company and consummating a business combination.

In December 2019, Messrs. Peter Cuneo, Gavin Cuneo and Michael Minnick, founded CIIG Merger Corp., or CIIC, a blank check merger company formed for the purpose of effecting a business combination. CIIC completed its initial public offering in December 2019, generating gross proceeds of $258,750,000. In March 2021 CIIC, closed its initial business combination with Arrival Group (Nasdaq: ARVL; “Arrival”), the global technology company creating electric vehicles (“EVs”). As part of the transaction, CIIC raised a $400 million fully committed common stock PIPE that was anchored by Fidelity Management & Research Company LLC, Wellington Management, BNP Paribas Asset Management Energy Transition Fund, and funds and accounts managed by BlackRock.

The members of our management team are identical to the management of CIIC. Our management team members have an average of 34 years of operating and transactional expertise as well as each having a broad industry network that encompasses a wide array of subsectors within the TMTS industries. Each member of the team has value creation credentials across a variety of sectors and has a track record of senior leadership success in diverse organizations and situations. Our management team’s relationships and experience create a powerful foundation that extends globally across various TMTS sectors. Our management team has previously demonstrated its capabilities in providing creative solutions for complex transactions using the complementary skill sets of its members and its multi-disciplinary approach to investment opportunities. Our management team has a long-term professional relationship with one another, and plans to be active with deal sourcing, evaluating targets and facilitating transactions. We believe this integrated platform affords our management team the ability to identify sizable investment opportunities ahead of several leading private equity funds, strategic companies, and investment bankers.

Our management team combines a broad array of resources and backgrounds, including experience in the following:

➤	sourcing, structuring, acquiring and selling businesses;

➤	operating companies as executives and active board members, and setting clear and effective business strategies for companies in TMTS and other industries;

➤	strategic insight from mergers and acquisitions and capital structure capabilities based on debt and equity capital executions;

➤	delivering stockholder value over an extended time period in the top quartile of equity investment returns;

➤	deploying a broad value creation toolkit including identifying value enhancements and delivering operating efficiency; and

➤	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

This experience is supplemented with an in-depth network of relationships that extend to strategic companies across various TMTS verticals as well as to private equity sponsors including bulge-bracket and TMTS sector focused funds. Our management team also has contacts with leading institutional investors including pension and sovereign wealth funds.

Market opportunity

Our focus has been and will continue to be on the TMT sector and on companies with sustainability business models enabled by technology, collectively termed as the TMTS sector. Each member of our management team has expertise, relationships and connectivity in the TMTS sector. Additionally, the TMTS sector benefits from positive macroeconomic trends, considerable capital allocation and substantial actionable targets of meaningful scale that fit our acquisition criteria. We believe changes occurring within the TMT sector are propelling this strategic activity. For instance, technology advancements and over-the-top content providers have caused what we believe are massive shifts in the media sector as key players look to consolidate and scale in order to compete. Similarly, new technologies have reduced barriers to entry, introducing increased, low-cost competition, and the need for strategic actions to address growing structural challenges. Additionally, the telecommunications industry is facing significant consolidation and increased spending as the next generation of wireless and broadband technology nears. These critical themes in TMT, among many, provide what we believe is a strong environment for sourcing a differentiated opportunity and consummating a business combination.

Sustainability is being driven by technology, technological advancements and societal change. By way of extension, we naturally see many attractive opportunities within our core TMT mandate that are principally aligned with themes in sustainability. Complementary to TMT sector-specific opportunities, we are targeting opportunities and companies that have existing environmental sustainability practices or that may benefit, both operationally and economically, from our management team’s commitment and expertise in executing such practices. We believe there are significant attractive investment opportunities that drive more favorable investor sentiment and benefit due to their strong Environmental, Social and Governance (“ESG”) profiles. Our target universe could also include companies undergoing a transition to increase their sustainability profiles, reflecting an opportunity to bring environmentally sustainable practices to companies that may or may not have historically been focused on environmental sustainability.

We believe there is a large universe of market-leading private companies, with environmental sustainability practices in place or are undergoing a transition to increase their sustainability profiles, which will benefit greatly from access to public markets and a partnership with a platform such as ours. While our target opportunity set captures a broad range of business profiles, we have identified several specific sustainability sectors on which we are focusing, including, but not limited to, waste water management, decarbonization initiatives, renewable energy and digital twin technologies.

Business strategy

We seek to identify TMTS companies that demonstrate significant growth potential and/or value creation opportunities. Identified target companies may demonstrate the characteristics set out under “Acquisition Criteria” below. Our experience in identifying and capitalizing on previously underappreciated macroeconomic trends and market dislocations, in addition to our high caliber industry relationships, provides a competitive advantage in identifying these potential targets.

We conduct diligence on targets, establishing the intrinsic worth of the business while providing for our ability to effect change to unlock value. While our approach has focused and will continue to focus on industries where we have differentiated insights, we can also help businesses implement change through a comprehensive value creation framework. We favor opportunities with strong fundamental platforms that can provide downside protection while our efforts focus on improving the risk-reward investment profile by accelerating the target’s growth initiatives.

To achieve a successful initial business combination, we expect our management team will deploy a proactive sourcing strategy and create value in the public markets after the initial combination by serving as active owners/directors of the acquired business. We believe the combination of our management team’s experience in and ability to maneuver through industry cycles, sub-verticals and across geographies within the TMTS sector, proprietary deal flow, and professional relationships will allow us to identify an attractive acquisition target. Then through our operational experience, by working closely with the target business, we can act as a catalyst to enhance its growth potential and value in order to realize an attractive risk-adjusted return to our stockholders.

Acquisition criteria

We seek to identify companies that have compelling growth potential and a combination of the characteristics outlined below. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

➤	are in the TMTS sectors where we can utilize our management team’s global network of contacts to effect necessary change;

➤	are at an inflection point, requiring additional management expertise to reinvigorate operations, facilitate growth, improve financial performance and optimize capital structure;

➤	are fundamentally sound, with strong underlying free cash flow or strong cash flow potential, an experienced management team and which demonstrate strong or improving growth prospects and the potential to scale via organic growth and strategic action, or are underperforming what we believe to be their potential;

➤	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

➤	can offer an attractive long term risk-adjusted return for our stockholders, provide potential upside from incremental growth and offer an improved capital structure, all of which will be weighed against any identified downside risks;

➤	benefit from being positioned as a public company and gaining access to the capital markets;

➤	can benefit from product extensions and/or geographic expansion;

➤	maintain competitive market positions while exhibiting operational efficiencies relative to industry peers;

➤	that offer scope for operational improvement, scale economics, sector convergence opportunities, new growth avenues and margin expansion efficiencies;

➤	have existing operating practices that promote and profit from environmental sustainability or would benefit from implementing environmentally sustainable commercial and operating practices; and

➤	are well positioned to capitalize on market opportunities associated with seismic shifts and pivot to sustainable energy consumption in-line with global public policy.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial business combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until March 17, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by March 17, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional six months (or until September 17, 2023 to complete a business combination); provided that our sponsor (or its designees) must deposit into the trust account funds equal to one percent (1.0%) of the gross proceeds of the offering for such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used by us to pay our taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. The pro rata redemption price is approximately $10.15 per public share as of December 31, 2021, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact, be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public stockholders.

Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from March 17, 2023 to September 17, 2023 described above or redeem their shares in connection with such extension. However, our public stockholders will be entitled to vote and/or redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any 6-month extension period. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental on the date of the Registration Statement, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account an aggregate of $2,587,500 on or prior to the date of the deadline, for such extension. Any such payments would be made in the form of a non-interest bearing loan which would be due and payable on the consummation of our initial business combination out of the proceeds of the trust account released to us. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the trust account, if any.

In the event that we receive notice from our sponsor five days prior to the deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the deadline. In addition, we intend to issue a press release the day after the deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or permitted designees are not obligated to extend the time for us to complete our initial business combination. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us.

We may, at our option, pursue an acquisition opportunity jointly with members of our management team (or their affiliates, including IIG Holdings), which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report.

The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance (excluding any shares or equity-linked securities issued or issuable to any seller in the initial business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of our public stockholders. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

Our acquisition process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the TMTS industries. We utilize the diligence, rigor, and expertise of our management team to evaluate potential targets’ strengths, weaknesses, and opportunities to seek to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in the TMTS industries, we expect to often be familiar with the prospective target’s end-market, competitive landscape and business model.

In evaluating a prospective initial business combination, we conduct a thorough diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, and financial analyses as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, or any of their respective affiliates, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view. Currently, we are not aware of an affiliate of such parties that would make a suitable target for our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. One of our officers is the managing member of IIG Holdings. IIG Holdings is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with IIG Holdings or another entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Members of our management team may become officers or directors of other special purpose acquisition companies before we have entered into a definitive agreement regarding our initial business combination.

Status as a public company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 17, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Financial position

With funds available for a business combination in the amount of $291,833,921 as of December 31, 2021 which amount includes $9,056,250 of deferred underwriting fees and excludes fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of target businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, target business candidates may be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus for our initial public offering or this Report and know what types of businesses we are targeting. Our management team, as well as some of their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

➤	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

➤	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

➤	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

➤	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

➤	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.15 per public share and such amount may be increased by $0.10 per public share for the 6-month extension of our time to consummate our initial business combination, as described in this Report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

➤	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

➤	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

➤	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking such approval, unless otherwise required by applicable law, regulation or stock exchange rules, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor, officers and directors’ founder shares, and shares of Class A common stock purchased by our anchor investors in the initial public offering, we need 8,625,001, or 30%, of the 28,750,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted); or 1,796,876, or 6.25% of the 28,750,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved. In addition, as a result of the founder shares and private placement warrants that our anchor investors may hold indirectly, they may have different interests with respect to a vote on an initial business combination than other public stockholders. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 17, 2023 (or by September 17, 2023, if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report).

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until March 17, 2023, to complete our initial business combination (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report). If we are unable to complete our business combination by March 17, 2023 (or by September 17, 2023, if applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by March 17, 2023 (or by September 17, 2023, if applicable).

Our sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report). However, if our sponsor, officers, directors or anchor investors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 17, 2023 (or by September 17, 2023, if applicable).

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to the Registration Statement), that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate our initial business combination set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $675,364.43 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Grant Thornton, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of our initial public offering.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $675,364 from the proceeds of our initial public offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2021, the amount held outside of the trust account was $675,364.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by March 17, 2023 (or by September 17, 2023, if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 17, 2023 (or September 17, 2023, if applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only on the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our business combination by March 17, 2023 (or by September 17, 2023 if we extend the period of time to consummate our initial business combination in accordance with the terms described in this Report), subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic reporting and financial information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least March 17, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected; and

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by March 17, 2023.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and our Quarterly Reports on Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 40 West 57th Street, 29th Floor, New York, New York 10019, and our telephone number is (212) 796-4796. We pay $10,000 per month to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Global Market under the symbols CIIGU, CIIG and CIIGW, respectively. Our units commenced public trading on September 15, 2021, and our public shares and public warrants commenced separate public trading on November 5, 2021.

(b)	Holders

On March 28, 2022, there was one (1) holder of record of our units, one (1) holder of record of shares of our Class A common stock, one (1) holder of record of shares of our Class B common stock and four (4) holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

On September 17, 2021, pursuant to the Registration Statement, which was declared effective on September 14, 2021, the Company consummated its initial public offering of 28,750,000 units, including 3,750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $287,500,000. UBS Securities LLC, Barclays Capital Inc. and Lion Tree Advisors LLC acted as joint book running managers and UBS Securities LLC and Barclays Capital Inc. acted as representatives of the several underwriters of the initial public offering.

A total of $291,812,500 of the proceeds from the initial public offering (which amount includes $10,062,500 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to CIIG Capital Partners II, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 6, 2021 for the purpose of effecting an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 6, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 6, 2021 (inception) through December 31, 2021, we had a net loss of $1,518,280, which consists of formation and operational costs of $1,548,562, offset by interest earned on marketable securities held in the trust account of $30,282.

Liquidity and Capital Resources

On September 17, 2021, we consummated the initial public offering of 28,750,000 units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 units, at $10.00 per unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 12,062,500 private placement warrants at a price of $1.00 per private placement warrant in a private placement to the Sponsor generating gross proceeds of $12,062,500.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $291,812,500 was placed in the trust account. We incurred $16,342,432 in initial public offering related costs, including $5,750,000 of underwriting fees and $529,932 of other offering costs.

For the period from January 6, 2021 (inception) through December 31, 2021, cash used in operating activities was $836,504. Net loss of $1,518,280 was affected by interest earned on marketable securities held in the trust account of $30,282. Changes in operating assets and liabilities provided $712,058 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the trust account of $291,842,782 (including approximately $30,300 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable and deferred underwriting commissions), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $675,364. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be converted into warrants of the post initial business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

We will need to raise additional capital through loans or additional investments from our sponsor or an affiliate of our sponsor or certain of our directors and officers. Our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date the financial statements are issued and our estimated initial business combination date raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial business combination or the date we are required to liquidate. Based on the above factors, management determined there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Company will agree to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our income (loss). Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

GC pending analysis and clarification

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on January 6, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account maintained by Continental, acting as trustee, have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Co-Chief Executive Officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Peter Cuneo	78	Executive Chairman
Gavin M. Cuneo	45	Co-Chief Executive Officer and Director
Michael Minnick	56	Co-Chief Executive Officer and Director
David Flowers	67	Director
Kenneth P. West	63	Director
Kristen M. O’Hara	52	Director
Chris Rogers	62	Director

The experience of our directors and executive officers is as follows:

Peter Cuneo has been Executive Chairman of our board of directors since inception. Since the closing of the Arrival transaction (Nasdaq: ARVL) in March 2021, Mr. Cuneo has been serving as Non-Executive Chairman of Arrival’s board of directors. From 2019 until March 2021, he was Chief Executive Officer and Chairman of CIIC. Mr. Cuneo currently serves as Chairman of BeyondView LLC, a digital twin technology company, since 2017 and as a Director of electroCore, Inc. (Nasdaq: ECOR), a medical technology company, since 2020.Mr. Cuneo has also been the Managing Principal of Cuneo & Company, LLC, a private investment and management company, since 2010. Mr. Cuneo served as Chairman of the Board at Iconix Brand Group (Nasdaq: ICON), a brand management company and owner of a portfolio of global consumer brands, from January 2019 to August 2021. Mr. Cuneo previously served as Executive Chairman of Iconix’s board of directors from January 2018 to May 2018 and from April 2016 through December 2016. From 2015 to 2018, and while not serving as Executive Chairman, Mr. Cuneo served as Chairman of the Board of Iconix. He also served as Interim Chief Executive Officer of Iconix from May to October 2018 and 2015 until 2016. He is a recognized leader in corporate value creation and has reshaped the operations of seven distressed companies in the global media and consumer products sectors in the past 35 years. Business Insider called Mr. Cuneo one of the best turnaround CEOs. From 1999 to 2009, Mr. Cuneo was first President and Chief Executive Officer and then Vice Chairman of the Board of Marvel Entertainment Inc. (NYSE:MVL). His tenure ended with Marvel’s more than $4 billion sale to Disney at the end of 2009. From 1993 to 1996, Mr. Cuneo was President and Chief Executive Officer of Remington Products Company. Previously, Mr. Cuneo has also served as President of the Security Hardware Group of the Black & Decker Corporation (NYSE: SWK), President of Bristol-Myers Squibb Co.’s (NYSE: BMY) Pharmaceutical Group in Canada and President of the Clairol Personal Care Division. Mr. Cuneo’s involvement in non-profit organizations includes currently serving on the board of the National Archives, the board of the National Police Foundation and the board of trustees of Alfred University, where he was previously Chairman. Mr. Cuneo served two tours as a Lieutenant in the U.S. Navy in the Vietnam War. Mr. Cuneo received his M.B.A. from Harvard Business School and a B.S. from Alfred University. He is Gavin Cuneo’s father. We believe Mr. Cuneo is well qualified to serve as our Executive Chairman due to his deep operating experience, acquired as a member of various public and private boards of directors and over the course of his career operating companies in senior leadership capacity.

Gavin M. Cuneo, has been our Co-Chief Executive Officer and a member of our board of directors since inception. From 2010 to present, Mr. Cuneo has been a partner of Cuneo & Company, a private venture investment company focused on early stage media, technology and consumer growth businesses. From 2019 until March 2021, he was Chief Operating Officer and director of CIIC. Mr. Cuneo has served and currently serves on the board of a number of private companies. From 2011 to 2018, Mr. Cuneo was the Chief Operating Officer and Chief Financial Officer of Valiant Entertainment LLC. Cuneo & Company initially capitalized the dormant comic book publisher to relaunch the business as an IP-centric multimedia company. Under this new management, Valiant grew into one of the leading print and digital publishers in comics, established a marquee licensing businesses and built a film and television division including a multi-picture partnership with Sony Pictures. Valiant was sold to DMG Entertainment in 2018. From 2005 to 2009, Mr. Cuneo was an investment banker in the consumer industry coverage group at Bank of America Merrill Lynch and its predecessor Merrill Lynch & Co. where he executed debt and equity financings and advised on mergers and acquisitions for leading companies in the consumer and retail industries. From 1998 to 2004, Mr. Cuneo held a number of positions at U.S. Trust Company (now a division of Bank of America), including as an Assistant Vice President in Equity Research, functioning as an equity analyst and associate portfolio manager, and as an Assistant Vice President of corporate strategy. Mr. Cuneo holds an M.B.A. from Tuck School of Business at Dartmouth, graduated with a B.A. in Economics and Business from Lafayette College and is a Chartered Financial Analyst. He is Peter Cuneo’s son. We believe Mr. Cuneo is well qualified to serve as our Chief Operating Officer due to his diverse career experience as a business operator and investor as well as a financial professional.

Michael Minnick, our Co-Chief Executive Officer and a member of our board of directors since inception, is a co-founder and has been a Managing Partner at IIG Holdings since 2014. Mr. Minnick has also served as a Director, Co-Founder and Managing Partner of Opus Music Group Investments, LLC since December 2021. From 2019 until March 2021, he was Chief Investment Officer and director of CIIC. Prior to forming IIG Holdings, he was a co-Founder and Senior Managing Director of Interlink Investment Group, from 2012 to 2014 Mr. Minnick has experience in more than $190 billion in transaction volume, including advisory and debt and equity capital executions at JPMorgan Chase & Co. (NYSE:JPM) and The Royal Bank of Scotland Group plc (NYSE:RBS), or RBS. Mr. Minnick served in various capacities at RBS, from 2004 to 2011, culminating in his service as a Managing Director and Head of Corporate Finance in the Telecom, Media & Technology Group. From 2003 to 2004, Mr. Minnick was the Founder and Chief Executive Officer of Traffic Networks, a startup that developed mobile and online real-time traffic information for the New York Metropolitan markets. From 1996 to 2002, Mr. Minnick served in different positions within Investment Banking at JPMorgan Chase & Co. including the Telecom, Media & Technology Group and the Global Syndicated Finance Group. Prior to joining JPMorgan Chase & Co., Mr. Minnick was an Associate at The Bank of Nova Scotia in the Corporate Finance and Syndications division from 1994 to 1996. Mr. Minnick began his career at AT&T (NYSE:T) where he served in several analyst capacities from 1989 to 1992, including as a Financial Analyst in the Market Analysis & Forecasting Division for Business Communications Services within the Chief Financial Officer division. From 2012 to 2019, he served as a Director of Paystar Inc., a privately-held FinTech company. Mr. Minnick received a M.B.A. from Cornell University and a B.A. from The University of St. Thomas. We believe Mr. Minnick is well qualified to serve as a director due to his experience in strategy and investing acquired over the course of his career spent working in private equity, as a senior investment/financial officer and as an investment banker.

David Flowers has served as a member of our board of directors since September 2021. Mr. Flowers is currently the Founder and Chairman of Clean Water Innovations LLC, a wastewater technology company. From 2019 until March 2021, he was a director of CIIC. Mr. Flowers has over 40 years of experience in the media industry and in corporate finance and served as a Board Member for several companies including Sirius XM Holdings Inc. (Nasdaq: SIRI) a satellite radio company, from 2010 until the end of 2014, ILG Inc. (Nasdaq:ILG), a provider of professionally delivered vacation experiences, from 2008 until 2018, and Digital Globe Services Ltd., a provider of online customer acquisition solutions for large, consumer-facing organizations, from 2015 until 2016. Until 2017, he was a Board Member of Blinker Inc., an app-based purchase, sale and finance tool for automobile ownership. Before his retirement in 2014, Mr. Flowers served as Senior Vice President and Managing Director of Alternative Investments at Liberty Media as well as other roles at Liberty Media since 1995 including Principal Financial Officer and Treasurer at Liberty Capital Group and Senior Vice President, Treasurer and Principal Financial Officer at Liberty Interactive. During his tenure as an executive officer at Liberty Media, Mr. Flowers was responsible for the financing of all the Liberty Media entities. Prior to Liberty Media, Mr. Flowers worked in the Media and Telecommunications Group in the Investment Banking Division of Toronto Dominion Bank. Mr. Flowers received a B.S.A. from Carleton University in Canada. Mr. Flowers is also a Chartered Financial Analyst. We believe Mr. Flowers is well qualified to serve as a director due to his investing and financing experience, particularly in the media and communications space, acquired over the course of his career spent working as a senior investment/financial officer and as an investment banker.

Kenneth P. West has served as a member of our board of directors since September 2021. From 2019 until March 2021, he was a director of CIIC, and since 2019 he has been a Director of FaZe Clan, the professional esports and entertainment organization. From 2017 until his retirement in June 2019, Mr. West served as Chief Financial Officer of Fareportal Inc., one of the largest online travel technology companies powering a next generation travel concierge service whose brands include CheapOair, OneTravel and Travelong. Mr. West served as Executive Vice President, Chief Financial Officer and Treasurer of Martha Stewart Living Omnimedia (NYSE:MSO) from 2011 to 2015. Mr. West previously served as Executive Vice President and Chief Financial Officer of Marvel Entertainment Inc., (NYSE:MVL) a brand-driven licensing and media company from 2002 to 2010. From 2010 to 2011, he served as an independent consultant to media and entertainment companies. Prior to 2002, Mr. West, a certified public accountant, was Chief Financial Officer of two middle-market, privately held companies, and spent over 15 years with the Stamford, Connecticut office of Ernst & Young LLP, principally in the auditing division. Mr. West received a B.S from Carnegie Mellon University. We believe Mr. West is well qualified to serve as a director due to his operating and finance experience in the travel and media industries.

Kristen M. O’Hara has served as a member of our board of directors since September 2021. Ms. O’Hara is a strategic marketing professional who has worked for several global enterprises in the media industry. Since 2020, Ms. O’Hara has served as Senior Vice President and Chief Business Officer of Hearst Magazines. Ms. O’Hara served as VP Business Solutions of Snap Inc. (NYSE: SNAP) from September 2018 to October 2018, and prior to that, served as Chief Marketing Officer, Global Media for Time Warner Inc. (now Warner Media, LLC), a position she held since 2011. Earlier executive roles with Time Warner Inc.’s Global Media Group include Senior Vice President and Managing Director, Senior Vice President of Marketing and Client Partnerships, and from 2002 to 2004, Ms. O’Hara was the Vice President of Corporate Marketing and Sales Strategy for the Time Inc. division of Time Warner Inc. From 1993 to 2002, Ms. O’Hara served in several positions at global marketing communications firm Young & Rubicam Inc., driving business development and brand strategy for blue chip advertisers. From 2019 until March 2021, she was a director of CIIC. Since the closing of the Arrival transaction, Ms. O’Hara has been serving as a Director of Arrival. Ms. O’Hara was formerly a member of the board of directors of MDC Partners Inc. (Nasdaq: MDCA), an advertising and marketing holding company and Iconix Brand Group, Inc.(Nasdaq: ICON). She was a member of the board of trustees of the Signature Theatre from 2012 to 2021, and the Data & Marketing Association. Ms. O’Hara received a B.A. from the College of the Holy Cross. We believe Ms. O’Hara is well qualified to serve as a director due to her extensive marketing and strategy experience within the technology, media and telecom industry including a high level of expertise in data, social and digital media.

Chris Rogers has served as a member of our board of directors since September 2021. Mr. Rogers has over 30 years of operating and investing experience and has served in his current capacity as Partner at Lumia Capital LLC since 2013. From 2019 until March 2021, he was a director of CIIC. He co-founded Nextel Communications in 1987, which later sold to Sprint Corporation (NYSE:S) in 2005. Mr. Rogers served as Senior Vice President at Nextel, implementing numerous strategies and campaigns. Mr. Rogers moved to Sprint in 2005 after Nextel was acquired, where he served as a Senior Vice President of Corporate Development and Spectrum until 2012. He oversaw mergers, acquisitions, divestitures, equity investments and joint ventures in the role and was also responsible for management and oversight of wireless spectrum licenses and Sprint’s portfolio of emerging technology investments. Mr. Rogers received his B.A. from Tufts University and his J.D. from the Catholic University of America. We believe Mr. Rogers is well qualified to serve as a director due to his experience in strategy and investing acquired over the course of his career spent working as a senior leader overseeing corporate strategy, development and investment.

Number and Terms of Office of Officers and Directors

We currently have seven directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. West and Rogers, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Flowers and Ms. O’Hara, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Cuneo, Cuneo and Minnick, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit committee

We have established an audit committee of the board of directors. Messrs. West, Flowers and Rogers serve as members of our audit committee with Mr. Flowers as chair. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Messrs. West, Flowers and Rogers meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Flowers qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

➤	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

➤	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

➤	setting clear hiring policies for employees or former employees of the independent auditors;

➤	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

➤	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation committee

We have established a compensation committee of the board of directors. Mr. Rogers and Ms. O’Hara serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Rogers and Ms. O’Hara meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

➤	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, evaluating our Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officers based on such evaluations;

➤	reviewing and approving on an annual basis the compensation of all of our other officers;

➤	reviewing on an annual basis our executive compensation policies and plans;

➤	implementing and administering our incentive compensation equity-based remuneration plans;

➤	assisting management in complying with our proxy statement and annual report disclosure requirements;

➤	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

➤	if required, producing a report on executive compensation to be included in our annual proxy statement; and

➤	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, until March 17, 2023 (or September 17, 2023, if applicable), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and we will continue to do so through the earlier of the consummation of our initial business combination and our liquidation. No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of March 28, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CIIG Management II LLC (3)(2)	—	—	7,187,500	100%	20%
Peter Cuneo (2)	—	—	7,187,500	100%	20%
Gavin Cuneo (2)	—	—	7,187,500	100%	20%
Michael Minnick (2)	—	—	7,187,500	100%	20%
David Flowers	—	—	—	—	—
Kenneth West	—	—	—	—	—
Kristen O’Hara	—	—	—	—	—
Chris Rogers	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	7,187,500	100%	20%

Other 5% Stockholders
Adage Capital Partners, L.P. (4)	1,800,000	6.3%	—	—	5%
Magnetar Financial LLC (5)	2,156,250	7.5%	—	—	6%
BlackRock, Inc. (6)	2,156,250	7.5%	—	—	6%
Group consisting of Atalaya Special Purpose Investment Fund II LP, et. al. (7).	2,156,520	7.5%	—	—	6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CIIG Capital Partners II, Inc., 40 West 57th Street, 29th Floor, New York, New York 10019.

(2)	Our sponsor is the record holder of such shares. Peter Cuneo, our Executive Chairman, Gavin Cuneo our Co-Chief Executive Officer and Director, and Michael Minnick our Co-Chief Executive Officer and Director, are the managing members of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors are members of our sponsor.

(3)	Certain investment funds and accounts managed by Magnetar Financial LLC and certain investment funds and accounts managed by Atalaya Capital Management LP are passive limited members in our sponsor.

(4)	According to a Schedule 13G filed on September 27, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross held 1,800,000 shares of Class A common stock. The business address is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G filed on January 14, 2022, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Alec. N. Litowitz held 2,156,250 shares of Class A common stock. The business address is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(6)	According to a Schedule 13G filed on February 4, 2022, BlackRock, Inc. held 2,156,250 shares of Class A common stock. The business address is 55 East 52nd Street, New York, NY 10055.

(7)	According to a Schedule 13G filed on December 14, 2021, Atalaya Special Purpose Investment Fund II LP (“ASPIF II”) held 228,023 shares of Class A common stock, ACM ASOF VII (Cayman) Holdco LP (“ASOF”) held 718,742 shares of Class A common stock, ACM Alameda Special Purpose Investment Fund II LP (“Alameda”) held 401,342 shares of Class A common stock, Corbin ERISA Opportunity Fund, Ltd. (“CEOF”) held 538,385 shares of Class A common stock, Corbin Opportunity Fund, L.P. (“COF”) held 269,758 shares of Class A common stock and Corbin Capital Partners GP, LLC (“Corbin GP”) held 808,143 shares of Class A common stock. As ASPIF II, ASOF and Alameda’s investment manager, Atalaya Capital Management LP has the power to vote and direct the disposition of all shares held by ASPIF II, ASOF and Alameda. As CEOF and COF’s investment manager, Corbin Capital Partners, L.P. has the power to vote and direct the disposition of all Shares held by CEOF and COF. The business address of each of ASPIF II, ASOF and Alameda is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The business address of each of CEOF, COF and Corbin GP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2021, our sponsor acquired 8,625,000 founder shares for an aggregate purchase price of $25,000. In July 2021, our sponsor forfeited 2,156,250 founder shares, resulting in our sponsor holding 6,468,750 founder shares, up to 843,750 of which were subject to forfeiture. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In September 2021, we effected a stock dividend of 0.11111111 shares for each founder share outstanding, resulting in our sponsor holding an aggregate number of 7,187,500 founder shares. All share and per-share amounts have been retroactively restated to reflect the share cancellation. As a result of the underwriters’ election to fully exercise their over-allotment option at the close of the initial public offering, a total of 937,500 founder shares are no longer subject to forfeiture.

Our sponsor and the direct anchor investors have purchased an aggregate of 12,062,500 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering, generating gross proceeds of $12,062,500. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the warrants that may be issued upon conversion of extension loans and working capital loans and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to complete our business combination within the by March 17, 2023 (or by September 17, 2023, if applicable).

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

We will have until March 17, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by March 17, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional six months (until September 17, 2023), for a total of up to 24 months to complete a business combination); provided that our sponsor (or its designees) must deposit into the trust account funds equal to one percent (1.0%) of the gross proceeds of the offering for such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension. However, our public stockholders will be entitled to vote and/or redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any 6-month extension period. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental on the date of the Registration Statement, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account an aggregate of $2,587,500 on or prior to the date of the deadline, for such extension. Any such payments would be made in the form of a non-interest bearing loan which would be due and payable on the consummation of our initial business combination out of the proceeds of the trust account released to us.

No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

On February 26, 2021, the sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the initial public offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the initial public offering. We borrowed a total of $167,417 under the Promissory Note, which was repaid on September 20, 2021. In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, the private placement warrants, the warrants that may be issued upon conversion of extension loans and working capital loans (and their respective component securities) and the shares of Class A common stock issuable upon conversion of the founder shares.

Related party policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the Registration Statement.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the Registration Statement. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor (or its affiliates), officers or directors or otherwise acquire a business that later becomes affiliated with our sponsor (or its affiliates) or otherwise carry out non-arm’s length transactions with any of such parties. To minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments were, or will be made to our sponsor, officers or directors, or our or their affiliates, none of which were or will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

➤	Repayment of an aggregate of up to $300,000 in loans made to us by our sponsor under a note; as of June 30, 2021, there was $139,407 outstanding under the note; the note was repaid in full on September 20, 2021;

➤	Payment to an affiliate of our sponsor of $10,000 per month, for up to 18 (or 24) months, for office space, utilities and secretarial and administrative support;

➤	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

➤	Repayment of loans which may be made by our sponsor (or its designees) to extend our term from 18 to 24 months. Such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants;

➤	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates; and

➤	At the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. West, Flowers, O’Hara and Rogers are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, quarterly reviews and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the period from January 6, 2021 (inception) through December 31, 2021 totaled $42,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from January 6, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2021 and for the period from January 6, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Grant Thornton for other services for the year ended December 31, 2021 and for the period from January 6, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CIIG CAPITAL PARTNERS II, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CIIG Capital Partners II, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of CIIG Capital Partners II, Inc. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity, and cash flows for period from January 6, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for period from January 6, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company expects a working capital shortfall during the period of twelve months from the issuance date of the financial statements or through completion of a Business Combination, if sooner. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania
March 31, 2022

CIIG CAPITAL PARTNERS II, INC.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$675,364
Prepaid expenses	604,011
Total current assets	1,279,375

Cash and marketable securities held in trust account	291,842,782
Total Assets	$293,122,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,316,069
Accrued offering costs	16,800
Total current liabilities	1,332,869

Deferred underwriting fee payable	10,062,500
Total Liabilities	11,395,369

Commitments

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 28,750,000 shares subject to redemption at redemption value	291,812,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Accumulated deficit	(10,086,431)
Total Stockholders’ Deficit	(10,085,712)
Total Liabilities and Stockholders’ Deficit	$293,122,157

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operational costs	$1,548,562
Loss from operations	(1,548,562)

Other income:
Interest earned on marketable securities held in Trust Account	30,282

Net loss	$(1,518,280)

Weighted average shares outstanding, Class A common stock	8,488,858
Basic and diluted net loss per share, Class A common stock	$(0.10)

Weighted average shares outstanding, Class B common stock	6,524,199
Basic and diluted net loss per share, Class B common stock	$(0.10)

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 6, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Sale of 12,062,500 Private Placement Warrants	—	—	—	—	12,062,500	—	12,062,500

Accretion for Class A common stock to redemption amount	—	—	—	—	(12,086,781)	(8,568,151)	(20,654,932)

Net loss	—	—	—	—	—	(1,518,280)	(1,518,280)

Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(10,086,431)	$(10,085,712)

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,518,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(30,282)
Changes in operating assets and liabilities:
Prepaid expenses	(604,011)
Accrued expenses	1,316,069
Net cash used in operating activities	(836,504)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(291,812,500)
Net cash used in investing activities	(291,812,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placements Warrants	12,062,500
Proceeds from promissory note – related party	167,417
Repayment of promissory note – related party	(167,417)
Payment of offering costs	(513,132)
Net cash provided by financing activities	293,324,368

Net Change in Cash	675,364
Cash – Beginning of period	—
Cash – End of period	$675,364

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$16,800
Accretion for Class A common stock to redemption amount	$20,654,932
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 6, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,062,500 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to CIIG Management II LLC, a Delaware Limited Liability Company (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (the “Direct Anchor Investors”, the Direct Anchor Investors, together with the Sponsor, are the “initial stockholders”), generating gross proceeds of $12,062,500, which is described in Note 4.

Transaction costs amounted to $16,342,432, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $529,932 of other offering costs.

Following the closing of the Initial Public Offering on September 17, 2021, an amount of $291,812,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The amount in the Trust Account will initially be approximately $10.15 per Public Share and such amount may be increased by $0.10 per Public Share for a 6-month extension of time to consummate the Business Combination, as described herein. The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $675,364 in its operating bank accounts, and a working capital deficit of $23,212, which excludes $30,282 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

The Company will need to raise additional capital through loans or additional investments from its initial stockholders, officers or directors or their affiliates. The Company’s initial stockholders, officers or directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date these financial statement are issued and its estimated Business Combination date raises substantial doubt about the Company’s ability to continue as a going concern through the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company may seek support from its Sponsor, officers and directors to finance working capital needs. However, the Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $16,342,432 were charged to stockholders’ deficit upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Class A common stock issuance costs	(16,342,432)
Plus:
Accretion of carrying value to redemption value	20,654,932

Class A common stock subject to possible redemption	$291,812,500

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,437,500 shares of Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the period from January 6, 2021 (inception) Through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(858,484)	$(659,796)
Denominator:
Basic and diluted weighted average shares outstanding	8,488,858	6,524,199
Basic and diluted net loss per common stock	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the trust account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor purchased 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In July 2021, the Sponsor forfeited 2,156,250 Founder Shares, resulting in the Sponsor holding 6,468,750 Founder Shares. In September 2021, the Company effected a stock dividend of 0.11111111 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate number of 7,187,500 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. As a result of the underwriters’ election to fully exercise their over-allotment option at the close of the Initial Public Offering, a total of 937,500 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

Commencing on September 14, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 6, 2021 (inception) through December 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

On February 26, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. The Company borrowed a total of $167,417 under the Promissory Note, which was repaid on September 20, 2021. Borrowings are no longer available under the Promissory Note.

NOTE 6. COMMITMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there were no outstanding Working Capital Loans.

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

Registration Rights

On September 14, 2021, the Company entered into a registration rights agreement with respect to the Founder Shares, the Private Placement Warrants (and their underlying shares), and warrants (and their underlying shares) that may be issued upon conversion of Extension Loans and Working Capital Loans and the shares of Class A common stock issuable upon conversion of the Founder Shares. The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Extension Loans and Working Capital Loans (and in each case holders of their underlying shares, as applicable) will have registration rights to require the Company to register the sale of the securities held by them. The holders of the majority of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 28,750,000 shares issued and outstanding, including 28,750,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option at the close of the Initial Public Offering, a total of 937,500 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of December 31, 2021, there were 14,375,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

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

Redemption of Warrants for Shares of Class A Common Stock—Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants (including the Private Placement Warrants):

➤	in whole and not in part;

➤	at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cash basis, prior to redemption and receive that number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;

➤	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share and is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

As of December 31, 2021, there were 12,062,500 Private Placement Warrants outstanding. The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 are as follows:

December 31,
2021
Deferred tax asset
Net operating loss carryforward	$35,062
Organizational costs/Startup expenses	283,777
Total deferred tax asset	318,839
Valuation allowance	(318,839)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the period from January 6, 2021 (inception) Through December 31,
2021
Federal
Current	$—
Deferred	(318,839)

State
Current	$—
Deferred	—
Change in valuation allowance	318,839
Income tax provision	$—

As of December 31, 2021, the Company had $166,960 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 6, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $318,839.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

At December 31, 2021, assets held in the Trust Account were comprised of $1,139 in cash and $291,841,643 in U.S. Treasury securities. During the period from January 6, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 04/21/22)	1	$291,841,643	$(8,860)	$291,832,783

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 14, 2021, by and among the Company and UBS Securities LLC and Barclays Capital Inc. (4)
3.1	Amended and Restated Certificate of Incorporation. (4)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated January 6, 2021, issued to CIIG Management II LLC. (1)
10.2	Letter Agreement, dated September 14, 2021, by and among the Company, its officers, its directors and the Sponsor. (4)
10.3	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.4	Registration Rights Agreement, dated September 14, 2021, by and between the Company, the Sponsor and certain other stockholders of the Company. (4)
10.5	Administrative Support Agreement, dated September 14, 2021, by and between the Company and the Sponsor. (4)
10.6	Private Placement Warrant Purchase Agreement, dated September 14, 2021, by and between the Company and the Sponsor. (4)
10.7	Securities Subscription Agreement, dated January 6, 2021, between the Registrant and CIIG Management II LLC. (1)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350**, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial pursuant to 18 U.S.C. 1350**, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 10, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 8, 2021.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 1, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	CIIG CAPITAL PARTNERS II, INC.

	By:	/s/ Gavin M. Cuneo
	Name:	Gavin M. Cuneo
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Cuneo	Executive Chairman of the Board	March 31, 2022
Peter Cuneo

/s/ Gavin M. Cuneo	Co-Chief Executive Officer and Director	March 31, 2022
Gavin M. Cuneo	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Michael Minnick	Co-Chief Executive Officer and Director	March 31, 2022
Michael Minnick

/s/ David Flowers	Director	March 31, 2022
David Flowers

/s/ Kenneth P. West	Director	March 31, 2022
Kenneth P. West

/s/ Kristen M. O’Hara	Director	March 31, 2022
Kristen M. O’Hara

/s/ Chris Rogers	Director	March 31, 2022
Chris Rogers