Form 10-Q
period 2022-09-30
CIIG Capital Partners II, Inc.
filed 2022-11-14
CIK 1841338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CIIG CAPITAL PARTNERS II, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022, and for the Three Months ended September 30, 2021 and for the Period from January 6, 2021 (Inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months ended September 30, 2022, and for the Three Months ended September 30, 2021 and for the Period from January 6, 2021 (Inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022, and for the Period from January 6, 2021 (Inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CIIG CAPITAL PARTNERS II, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
Current assets
Cash	$213,892	$675,364
Prepaid expenses	347,081	604,011
Total current assets	560,973	1,279,375

Cash and marketable securities held in trust account	293,579,019	291,842,782
TOTAL ASSETS	$294,139,992	$293,122,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,138,299	$1,316,069
Accrued offering costs	—	16,800
Income taxes payable	357,347	—
Total current liabilities	2,495,646	1,332,869

Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	12,558,146	11,395,369

Commitments
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 28,750,000 shares subject to redemption at redemption value as of September 30, 2022 and December 31, 2021	293,156,722	291,812,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	719	719
Accumulated deficit	(11,575,595)	(10,086,431)
Total Stockholders’ Deficit	(11,574,876)	(10,085,712)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$294,139,992	$293,122,157

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG CAPITAL PARTNERS II, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from January 6, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Formation and operational costs	$202,402	$58,157	$1,806,142	$59,157
Loss from operations	(202,402)	(58,157)	(1,806,142)	(59,157)

Other income:
Interest earned on marketable securities held in Trust Account	1,518,063	2,564	2,018,547	2,564
Total other income	1,518,063	2,564	2,018,547	2,564

Income (Loss) before provision for income taxes	1,315,661	(55,593)	212,405	(56,593)
Provision for income taxes	(290,037)	—	(357,347)	—
Net income (loss)	$1,025,624	$(55,593)	$(144,942)	$(56,593)

Weighted average shares outstanding, Class A common stock	28,750,000	4,375,000	28,750,000	1,507,491
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG CAPITAL PARTNERS II, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,187,500	$719	$—	$(10,086,431)	$(10,085,712)

Net loss	—	—	—	—	—	(747,202)	(747,202)

Balance – March 31, 2022	—	—	7,187,500	719	—	(10,833,633)	(10,832,914)

Accretion for Class A Common Stock to redemption amount	—	—	—	—	—	(166,196)	(166,196)

Net loss	—	—	—	—	—	(423,364)	(423,364)

Balance – June 30, 2022	—	—	7,187,500	719	—	(11,423,193)	(11,422,474)

Accretion for Class A Common Stock to redemption amount	—	—	—	—	—	(1,178,026)	(1,178,026))

Net income	—	—	—	—	—	1,025,624	1,025,624

Balance – September 30, 2022	—	$—	7,187,500	$719	$—	$(11,575,595)	$(11,574,876)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

FOR THE PERIOD FROM JANUARY 6, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 6, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2021	—	—	7,187,500	719	24,281	(1,000)	24,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2021	—	—	7,187,500	719	24,281	(1,000)	24,000

Sale of 12,062,500 Private Placement Warrants	—	—	—	—	12,062,500	—	12,062,500

Accretion for Class A Common Stock to redemption amount	—	—	—	—	(12,086,781)	(8,568,151)	(20,654,932)

Net loss	—	—	—	—	—	(55,593)	(55,593)

Balance – September 30, 2021	—	—	7,187,500	$719	$—	$(8,624,744)	$(8,624,025)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG CAPITAL PARTNERS II, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 6, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(144,942)	$(56,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(2,018,547)	(2,564)
Changes in operating assets and liabilities:
Prepaid expenses	256,930	(694,612)
Accrued expenses	822,230	26,787
Income taxes payable	357,347	—
Net cash used in operating activities	(726,982)	(726,982)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(291,812,500)
Cash withdrawn from trust account to pay franchise and income taxes	282,310	—
Net cash provided by (used in) investing activities	282,310	(291,812,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Warrants	—	12,062,500
Proceeds from promissory note – related party	—	167,417
Repayment of promissory note – related party	—	(167,417)
Payment of offering costs	(16,800)	(510,882)
Net cash (used in) provided by financing activities	(16,800)	293,326,618

Net Change in Cash	(461,472)	787,136
Cash – Beginning of period	675,364	—
Cash – End of period	$213,892	$787,136

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$19,050
Deferred underwriting fee payable	$—	$10,062,500
Accretion for Class A Common Stock to redemption amount	$1,344,222	$20,654,932

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 6, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2022

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

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $213,892 in its operating bank accounts, and a working capital deficit of $1,512,376, which excludes $150,000 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

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

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Class A common stock issuance costs	(16,342,432)
Plus:
Accretion of carrying value to redemption value	20,654,932

Class A common stock subject to possible redemption, December 31, 2021	291,812,500
Plus:
Accretion of carrying value to redemption value	1,344,222

Class A common stock subject to possible redemption, September 30, 2022	$293,156,722

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (22.4)% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and (168.24)% and 0.0% for the nine months ended September 30, 2022 and for the period from January 6, 2021 (inception) to September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the PIPE derivative liability, and the valuation allowance on the deferred tax assets.

ASC Topic 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

While ASC Topic 740 identifies usage of the effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the ETR for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in the current period based on 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on ETR.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,437,500 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period presented.

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 6, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$820,499	$205,125	$(21,035)	(34,558)	$(115,954)	$(28,988)	$(9,812)	$(46,781)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	4,375,000	7,187,500	28,750,000	7,187,500	1,507,491	7,187,500
Basic and diluted net income (loss) per common share	$0.03	$0.03	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Updates (“ASU”) Topic No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU Topic 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU Topic 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU Topic 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU Topic 2020-06 effective as of January 06, 2021. The adoption of ASU Topic 2020-06 did not have an impact on the Company’s financial statements.

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Administrative Services Agreement

Commencing on September 14, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services. For the three months ended September 30, 2021 and for the period from January 6, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

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

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 28,750,000 shares issued and outstanding, including 28,750,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option at the close of the Initial Public Offering, a total of 937,500 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of September 30, 2022 and December 31, 2021, there were 14,375,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the Units and only whole warrants trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 12,062,500 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and are non-redeemable.

CIIG CAPITAL PARTNERS II, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $3,035 in cash and $293,575,984 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $1,139 in cash and $291,841,643 in U.S. Treasury securities. During the period ended September 30, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, the Company withdrew $282,310 and $0 of interest income from the Trust Account, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Mature on 10/20/22)	1	$293,575,984	$43,136	$293,619,120
December 31, 2021	U.S. Treasury Securities (Mature on 04/21/22)	1	$291,841,643	$(8,860)	$291,832,783

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 6, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,025,624, which consists of interest earned on cash and marketable securities held in the trust account of $1,518,063, offset by formation and operational costs of $202,402 and provision for income taxes of $290,037.

For the nine months ended September 30, 2022, we had a net loss of $144,942, which consists of formation and operational costs of $1,806,142 and provision for income taxes of $357,347, offset by interest earned on cash and marketable securities held in the trust account of $2,018,547.

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

For the nine months ended September 30, 2022, cash used in operating activities was $726,982. Net loss of $144,942 was affected by interest earned on cash and marketable securities held in the trust account of $2,018,547. Changes in operating assets and liabilities provided $1,436,507 of cash from operating activities.

For the period from January 6, 2021 (inception) through September 30, 2021, cash used in operating activities was $726,982. Net loss of $56,593 was affected by interest earned on marketable securities held in the Trust Account of $2,564. Changes in operating assets and liabilities used $667,825 of cash from operating activities.

As of September 30, 2022, we had marketable securities held in the trust account of $293,579,019 (including approximately $1,767,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2022, the Company withdrew $282,310 interest earned from the trust account.

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

As of September 30, 2022, we had cash of $213,892. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Common Stock

Net loss per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in our loss. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU Topic 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU Topic 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU Topic 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU Topic 2020-06 effective as of January 06, 2021. The adoption of ASU Topic 2020-06 did not have an impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”)’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonably, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2021, (iii) the Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 16, 2022, and (iv) the Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. If the Extension is not completed by December 31, 2022, the foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as filed with the SEC on November 15, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

CIIG CAPITAL PARTNERS II, INC.

Date: November 14, 2022	By:	/s/ Gavin M. Cuneo
	Name:	Gavin M. Cuneo
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: November 14, 2022	By:	/s/ Michael Minnick
	Name:	Michael Minnick
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)