Form 10-K
period 2022-12-31
CIIG Capital Partners II, Inc.
filed 2023-02-14
CIK 1841338

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Stock Market LLC was $284,337,500.

As of February 14, 2023 there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Zapp Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, including the Zapp Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities if we do not close the Zapp Business Combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are our direct anchor investors and indirect anchor investors, which purchased an aggregate of $64,687,500 of units in our initial public offering;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the 18-month period, from the closing of the initial public offering (as defined below) to March 17, 2023 (or September 17, 2023 if we extend the period of time to consummate our initial business combination), that the Company has to consummate an initial business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Closing” are to the closing of the Zapp Business Combination;

●	“Closing Date” are to the date upon which the Closing is to occur;

●	“Company,” “our Company,” “we” or “us” are to CIIG Capital Partners II, Inc., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“Convertible Note” are to the convertible promissory note, dated December 15, 2022, pursuant to which we may borrow up to $100,000 from our sponsor (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“direct anchor investors,” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

● ●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; “FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“Grant Thornton” are to Grant Thornton LLP, our independent registered public accountants;

●	“IIG Holdings” are to International Investment Group Holdings LLC, an affiliate of Michael Minnick, our Co-Chief Executive Officer and a Director;

●	“indirect anchor investors,” are to (i) certain investment funds and accounts managed by Magnetar Financial LLC, a member of our sponsor, and (ii) certain investment funds and accounts managed by Atalaya Capital Management LP, a member of our sponsor;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on September 17, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 10, 2021, as amended, and declared effective on September 14, 2021 (File No. 333-254078);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Sub” are to Zapp Electric Vehicles, Inc., a Delaware corporation and direct, wholly owned subsidiary of Pubco;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor and the direct anchor investors in the private placement;

●	“Pubco” are to Zapp Electric Vehicles Group Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands;

●	“Pubco common shares” are to the ordinary shares of Pubco;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

● ●	“Securities Act” are to the Securities Act of 1933, as amended; “SPACs” are to special purpose acquisition companies;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of our management team, that we may determine to make in connection with financing our initial business combination;

●	“sponsor” are to CIIG Management II LLC, a Delaware limited liability company. Peter Cuneo, our Executive Chairman, Gavin Cuneo, our Co-Chief Executive Officer and Director, and Michael Minnick, our Co-Chief Executive Officer and a Director, are the managing members of our sponsor; our indirect anchor investors are also members of (or have an economic interest in) our sponsor;

●	“trust account” are to the U.S.-based trust account in which an amount of $291,812,500 ($10.15 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“U.S. GAAP” are to the accounting principals generally accepted in the United States of America;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company;

●	“Zapp” are to Zapp Electric Vehicles Limited, a private company limited by shares registered in England and Wales;

●	“Zapp Business Combination” are to the business combination transactions contemplated under the terms of the Zapp Merger Agreement (as defined below);

●	“Zapp Merger Agreement” are to the Agreement and Plan of Merger dated November 22, 2022 by and between the Company, Zapp, Pubco and Merger Sub; and

●	“Zapp Registration Statement” are to the Registration Statement on Form F-4 to be prepared and filed with the SEC by the Company, Zapp and Pubco in connection with the Zapp Business Combination.

v

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Peter Cuneo, our Executive Chairman, Gavin Cuneo, our Co-Chief Executive Officer, and Michael Minnick, our Co-Chief Executive Officer, who have many years of experience, relationships and connectivity in the TMTS sector. We must complete our initial business combination by the end of the Combination Period on March 17, 2023, 18 months from the closing of our initial public offering (September 17, 2023 if we extend the period of time to consummate our initial business combination). If our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Zapp Business Combination

On November 22, 2022, the Company entered into the Zapp Merger Agreement with Zapp, Pubco and Merger Sub. Pursuant to the Zapp Merger Agreement, the parties thereto will enter into the Zapp Business Combination by which, among other things, (i) Pubco, Zapp and certain shareholders of Zapp entered into an Investor Exchange and Support Agreement or Management Exchange and Support Agreement, in the forms attached hereto as Exhibit 10.8 and 10.9, respectively, pursuant to which such shareholders shall transfer their respective ordinary shares of Zapp to Pubco in exchange for Pubco common shares (such exchange, the “Zapp Exchange”) and (ii) immediately following the Zapp Exchange, Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) will convert into the right to receive one Pubco common share.

The proposed Zapp Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions summarized below. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Zapp Merger Agreement.

Consideration Paid to the Shareholders of Zapp

The consideration to be paid to the shareholders of Zapp, subject to certain adjustments in accordance with the Zapp Merger Agreement, will be equal to an aggregate of (i) 50,000,000 Pubco common shares plus (ii) a number of Pubco common shares equal to the amount of any convertible financing received by Zapp in excess of $20,000,000 in the aggregate and actually converted to ordinary shares of Zapp in advance of the Closing of the Zapp Business Combination divided by the effective conversion price. With respect to clause (ii) the effective conversion price shall be equal to the dollar amount raised in such convertible financing divided by the number of ordinary shares deliverable to the investor in connection with such financing.

Consideration Paid to Company Stockholders – Effects of the Merger

At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A common stock and the Company’s Class B common stock will be cancelled and automatically deemed for all purposes to represent the right to receive one Pubco common share. At the Effective Time, each of the Company’s public warrants that are outstanding immediately prior to the Effective Time will, pursuant to and in accordance with the Warrant Agreement dated September 14, 2021 with respect to the Company’s warrants (the “Warrant Agreement”), automatically and irrevocably be modified to provide that such warrant will no longer entitle the holder thereof to purchase the amount of share(s) of Company common stock set forth therein and in substitution thereof such warrant will entitle the holder thereof to acquire the same number of Pubco common shares per warrant on the same terms as in effect immediately prior to the Closing of the Zapp Business Combination.

Representations and Warranties

The Zapp Merger Agreement contains representations and warranties of the parties thereto with respect to, among other things, (i) corporate organization, (ii) authorization, performance and enforceability of the Zapp Merger Agreement, (iii) capitalization, (iv) government consents and approvals, (v) financial statements, (vi) absence of undisclosed liabilities, (vii) litigation and proceedings, (viii) compliance with laws, (ix) material contracts, (x) labor matters, (xi) tax matters, (xii) permits, (xiii) real property, (xiv) environmental matters, (xv) absence of material adverse effect and certain changes, (xvi) intellectual property, data privacy and information technology security, (xvii) customers and suppliers and (xviii) related party transactions. The representations and warranties of the parties contained in the Zapp Merger Agreement will terminate and be of no further force and effect as of the Closing of the Zapp Business Combination, unless otherwise specified in the Zapp Merger Agreement.

Covenants

The Zapp Merger Agreement contains customary covenants of the parties, including, among others, covenants providing for (i) the operation of the parties’ respective businesses prior to consummation of the Zapp Business Combination, (ii) the Company’s and Zapp’s efforts to satisfy conditions to consummation of the Zapp Business Combination, (iii) the Company and Zapp to cease discussions regarding alternative transactions (such as acquisition transactions or business combination proposals), (iv) the Company, Zapp and Pubco to prepare and file the Zapp Registration Statement, which will also contain a prospectus of Pubco and proxy statement of the Company for the purpose of soliciting proxies from the Company’s stockholders to vote in favor of certain matters (the “Company Stockholder Matters”), including the adoption of the Zapp Merger Agreement, the approval of the Zapp Business Combination and certain other matters at a special meeting called therefor (the “Special Meeting”), (v) the protection of, and access to, confidential information of the parties and (vi) the parties’ efforts to obtain necessary approvals from governmental agencies, to the extent applicable.

Conditions to Closing

The consummation of the Zapp Business Combination is subject to customary closing conditions for transactions involving SPACs, including, among others: (i) approval of the Company Stockholder Matters by the Company’s stockholders, (ii) receipt of required regulatory approvals, to the extent applicable, (iii) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Zapp Business Combination being in force, (iv) the Company having at least $5,000,001 of net tangible assets as of the closing of the Zapp Business Combination, (v) the Zapp Registration Statement having become effective, (vi) the Pubco common shares having been approved for listing on Nasdaq, and (vii) customary bring down conditions. Additionally, the obligations of Pubco and Zapp to consummate the Zapp Business Combination are also conditioned upon, among others, each of the covenants of the parties to the Amended and Restated Sponsor Agreement (as defined below) having been performed as of or prior to the closing of the Zapp Business Combination in all material respects.

Termination

The Zapp Merger Agreement may be terminated at any time, but not later than the Closing of the Zapp Business Combination, as follows:

(i)	by mutual written consent of the Company and Zapp;

(ii)	by either the Company or Zapp if the Zapp Business Combination is not consummated on or before May 1, 2023;

(iii)	by either the Company or Zapp if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently enjoining or prohibiting the Merger, which order, decree, judgment, ruling or other action is final and non-appealable;

(iv)	by either the Company or Zapp if the other party has breached any of its covenants, agreements, representations or warranties which would result in the failure of certain conditions to be satisfied at the closing and has not cured its breach within thirty days of the notice of an intent to terminate, provided that the terminating party’s failure to fulfill any of its obligations under the Zapp Merger Agreement is not the primary cause of the failure of the closing to occur; or

(v)

by either the Company or Zapp if, at the Special Meeting, the Zapp Business Combination and the other Company Stockholder Matters shall fail to be approved by the Company’s stockholders, provided that the Company’s right to terminate for failure to obtain such approval shall not be available if, at the time of such termination, the Company is in breach of certain of its obligations under the Zapp Merger Agreement, including with respect to the preparation, filing and mailing of the registration statement and prospectus/proxy statement and convening the Special Meeting.

(vi)	by Zapp, if the Company has changed, withdrawn, withheld, qualified or modified the recommendation of the Company’s board of directors to approve the Zapp Business Combination for any reason, or publicly purposes to do any of the foregoing.

The Zapp Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. It is not intended to provide any other factual information about the Company, Zapp, Pubco or any other party to the Zapp Merger Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Zapp Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Zapp Merger Agreement, are subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Zapp Merger Agreement instead of establishing these matters as facts) and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Zapp Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Zapp Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Zapp Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Related Agreements

Investor Exchange and Support Agreement

In connection with the execution of the Zapp Merger Agreement, Zapp, Pubco and certain shareholders of Zapp (each an “Investor”) entered into an Investor Exchange and Support Agreement (the “Investor Exchange and Support Agreement”) pursuant to which each Investor has agreed (i) to transfer its respective ordinary shares and warrants of Zapp to Pubco in exchange for Pubco common shares and warrants of Pubco, respectively; and (ii) not to transfer, subject to certain limited exceptions, 80% of the Pubco common shares received by such Investor pursuant to the Zapp Exchange for a period beginning on the Closing Date and ending on (A) with respect to the first third of such Pubco common shares, the date of the issuance of Pubco’s first quarterly earnings release that occurs at least 60 days after the Closing Date, (B) with respect to the second third of such Pubco common shares, the date of the issuance of Pubco’s second quarterly earnings release after the Closing Date and (C) with respect to the final third of such Pubco common shares, the date of the issuance of Pubco’s third quarterly earnings release after the Closing Date. Pursuant to the Investor Exchange and Support Agreement, certain Investors shall be entitled to receive additional Pubco common shares subject to the closing price of the Pubco common shares equaling or exceeding for any 20 trading days during a 30 day consecutive trading period, $12.00 per share, $14.00 per share and $16.00 per share respectively.

Management Exchange and Support Agreement

In connection with the execution of the Zapp Merger Agreement, Zapp, Pubco and certain members of the Zapp’s management (each a “Management Shareholder”) entered into a Management Exchange and Support Agreement (the “Management Exchange and Support Agreement”) pursuant to which each Management Shareholder has agreed to the Zapp Business Combination and, consequently, agreed to (i) transfer its respective ordinary shares of Zapp to Pubco in exchange for Pubco common shares and (ii) not transfer, subject to certain limited exceptions, 80% of the Pubco common shares received by such Management Shareholder pursuant to the Zapp Exchange for a period beginning on the Closing Date and ending (A) with respect to the first third of such Pubco common shares, 360 days after the Closing Date, (B) with respect to the second third of such Pubco common shares, 540 days after the Closing Date and (C) with respect to the final third of such Pubco common shares, 720 days after the Closing Date. Pursuant to the Management Exchange and Support Agreement, each Management Shareholder shall be entitled to receive additional Pubco common shares subject to the closing price of the Pubco common shares equaling or exceeding for any 20 trading days during a 30 day consecutive trading period, $12.00 per share, $14.00 per share and $16.00 per share respectively.

Amended and Restated Sponsor Agreement

In connection with the execution of the Zapp Merger Agreement, the Company amended and restated that certain letter agreement (the “Sponsor Agreement”), dated September 14, 2021, by and among the Company, the sponsor and the other signatories thereto (certain of such signatories, the “Insiders”), pursuant to which, among other things, the sponsor and the Insiders agreed (i) to vote any shares of the Company’s securities in favor of the Zapp Business Combination and other Company Stockholder Matters, (ii) not to redeem any shares of Class A Common Stock or Class B Common Stock, (iii) not to vote in favor of an alternative business combination or any liquidation or other change in the Company’s corporate structure or business, (iv) not to transfer 80% its of Pubco common shares for a period beginning on the Closing Date and ending on (A) with respect to the first third of such Pubco common shares, the date of the issuance of Pubco’s first quarterly earnings release that occurs at least 60 days after the Closing Date, (B) with respect to the second third of such Pubco common shares, the date of the issuance of Pubco’s second quarterly earnings release after the Closing Date and (C) with respect to the final third of such Pubco common shares, the date of issuance of Pubco’s third quarterly earnings release after the Closing Date, and (v) to be bound to certain other obligations as described therein (the “Amended and Restated Sponsor Agreement”). Following the Closing of the Zapp Business Combination, 754,687 of Sponsor’s Pubco common shares (the “Earnout Shares”) will be unvested and shall vest as follows: 100% of the Earnout Shares shall vest at such time as the closing price of Pubco common shares equals or exceeds $14.00 for any 20 trading days during a 30 consecutive trading-day period; provided, that, the Earnout Shares shall be forfeited on the date that is 5 years after the Closing Date if the vesting condition is not met with such forfeited Earnout Shares being transferred to Pubco for the purposes of Pubco equity compensation arrangements.

Registration Rights Agreement

In connection with the Closing, Pubco, certain persons and entities holding the Company’s Class B common stock and certain stockholders of Zapp will enter into a Registration Rights Agreement which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, Pubco agreed that, within 45 calendar days after the closing date, it will file with the SEC a registration statement registering the resale of certain Pubco common shares held by the Original Holders and the New Holders, and Pubco will use its reasonable efforts to have the registration statement declared effective as soon as practicable after the filing thereof, but no later than 90th calendar day (or 120th calendar day if the SEC notifies Pubco that it will “review” the registration statement) following the closing of the Zapp Business Combination.

Assignment, Assumption and Amendment Agreement

In connection with the Closing, Pubco will enter into an Assignment, Assumption and Amendment Agreement with the Company and Continental as warrant agent to assume the Company’s obligations under the Warrant Agreement.

Other than as specifically discussed, this Report does not assume the closing of the Zapp Business Combination.

Our Management Team

The members of our management team, including Peter Cuneo, our Executive Chairman, and our Co-Chief Executive Officers, Gavin Cuneo and Michael Minnick, have experience operating a SPAC and consummating a business combination.

In December 2019, Messrs. Peter Cuneo, Gavin Cuneo and Michael Minnick, founded CIIG Merger Corp., or CIIC, a blank check merger company formed for the purpose of effecting a business combination. CIIC completed its initial public offering in December 2019, generating gross proceeds of $258,750,000. In March 2021 CIIC, closed its initial business combination with Arrival Group (Nasdaq: ARVL), the global technology company creating electric vehicles. As part of the transaction, CIIC raised a $400 million fully committed common stock PIPE that was anchored by Fidelity Management & Research Company LLC, Wellington Management, BNP Paribas Asset Management Energy Transition Fund, and funds and accounts managed by BlackRock.

The members of our management team are identical to the management of CIIC. Our management team members have an average of 35 years of operating and transactional expertise as well as each having a broad industry network that encompasses a wide array of subsectors within the TMTS industries. Each member of the team has value creation credentials across a variety of sectors and has a track record of senior leadership success in diverse organizations and situations. Our management team’s relationships and experience create a powerful foundation that extends globally across various TMTS sectors. Our management team has previously demonstrated its capabilities in providing creative solutions for complex transactions using the complementary skill sets of its members and its multi-disciplinary approach to investment opportunities. Our management team has a long-term professional relationship with one another, and plans to be active with deal sourcing, evaluating targets and facilitating transactions. We believe this integrated platform affords our management team the ability to identify sizable investment opportunities ahead of several leading private equity funds, strategic companies, and investment bankers.

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

Sustainability is being driven by technology, technological advancements and societal change. By way of extension, we naturally see many attractive opportunities such as Zapp within our core TMT mandate that are principally aligned with themes in sustainability. Complementary to TMT sector-specific opportunities, we are targeting opportunities and companies such as Zapp that have existing environmental sustainability practices or that may benefit, both operationally and economically, from our management team’s commitment and expertise in executing such practices. We believe there are significant attractive investment opportunities that drive more favorable investor sentiment and benefit due to their strong Environmental, Social and Governance (“ESG”) profiles. Our target universe could also include companies undergoing a transition to increase their sustainability profiles, reflecting an opportunity to bring environmentally sustainable practices to companies that may or may not have historically been focused on environmental sustainability.

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

Business Strategy

We seek to identify TMTS companies, such as Zapp, that demonstrate significant growth potential and/or value creation opportunities. Identified target companies, such as Zapp, may demonstrate the characteristics set out under “Acquisition Criteria” below. Our experience in identifying and capitalizing on previously underappreciated macroeconomic trends and market dislocations, in addition to our high caliber industry relationships, provides a competitive advantage in identifying these potential targets.

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

To achieve a successful initial business combination, our management team deploys a proactive sourcing strategy and will create value in the public markets after the initial combination by serving as active owners/directors of the acquired business. We believe the combination of our management team’s experience in and ability to maneuver through industry cycles, sub-verticals and across geographies within the TMTS sector, proprietary deal flow, and professional relationships will allow us to identify an attractive acquisition target. Then through our operational experience, by working closely with the target business, we can act as a catalyst to enhance its growth potential and value in order to realize an attractive risk-adjusted return to our stockholders.

Acquisition Criteria

We have sought to identify companies that have compelling growth potential and a combination of the characteristics outlined below. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, such as Zapp, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Zapp Registration Statement.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Zapp was in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

We have until March 17, 2023 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by March 17, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional six months (or until September 17, 2023 to complete a business combination); provided that our sponsor (or its designees) must deposit into the trust account funds equal to one percent (1.0%) of the gross proceeds of the offering for such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used by us to pay our taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. The pro rata redemption price is approximately $10.30 per public share as of December 31, 2022, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact, be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public stockholders.

Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from March 17, 2023 to September 17, 2023 described above or redeem their shares in connection with such extension. However, our public stockholders will be entitled to vote and/or redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any 6-month extension period. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental on the date of the IPO Registration Statement, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account an aggregate of $2,587,500 on or prior to the date of the deadline, for such extension. Any such payments would be made in the form of a non-interest bearing loan which would be due and payable on the consummation of our initial business combination out of the proceeds of the trust account released to us. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. If we do not complete a business combination, we may repay such loans solely from assets not held in the trust account, if any.

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

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments, such as Zapp, is particularly important within the TMTS industries. We utilize the diligence, rigor, and expertise of our management team to evaluate potential targets’ strengths, weaknesses, and opportunities to seek to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in the TMTS industries, we expect to often be familiar with the prospective target’s end-market, competitive landscape and business model.

In evaluating a prospective initial business combination, such as Zapp, we conduct a thorough diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, and financial analyses as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, or any of their respective affiliates, subject to certain approvals and consents. While Zapp is not affiliated with our sponsor, officers or directors in the event that we do not consummate the Zapp Business Combination and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view. Currently, we are not aware of an affiliate of such parties that would make a suitable target for our initial business combination.

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

Members of our management team may become officers or directors of other SPACs before we have entered into a definitive agreement regarding our initial business combination.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses, such as Zapp. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “Zapp Business Combination” above for more information regarding such exchanges in the Zapp Business Combination. Although there are various costs and obligations associated with being a public company, we believe target businesses such as Zapp will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Zapp Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 17, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of approximately $296 million as of December 31, 2022 which amount includes $10,062,500 of deferred underwriting fees and excludes fees and expenses associated with our initial business combination, we offer a target business, such as Zapp, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

The time required to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

See “Zapp Business Combination” above for more information regarding the financing of and the agreements related to the Zapp Business Combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities, such as Zapp, to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team. In addition to the proprietary deal flow, target business candidates may be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus for our initial public offering or this Report and know what types of businesses we are targeting. Our management team, as well as some of their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is), except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Zapp is not affiliated with our sponsor, officers or directors, in the event that we do not consummate the Zapp Business Combination and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we have focused our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

➤	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

➤	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Zapp, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Zapp Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Zapp Business Combination in which Patricia Wilber and Kenneth West, two of the our current directors, will serve on the board of directors of Pubco, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

At the consummation of the Zapp Business Combination, Patricia Wilber and Kenneth West, two of the Company’s current directors, will serve on the board of directors of Pubco.Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the Zapp Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

See “Zapp Business Combination” above for more information regarding the requisite approvals needed in the Zapp Business Combination.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, as of the date hereof, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

See “Zapp Business Combination” above for more information regarding such purchases in the Zapp Business Combination.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, such as the Zapp Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.30 per public share and such amount may be increased by $0.10 per public share for the 6-month extension of our time to consummate our initial business combination, as described in this Report. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination, such as the Zapp Business Combination, or (ii) by means of a tender offer if the Zapp Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

See “Zapp Business Combination” above for more information regarding the requisite approvals needed for the Zapp Business Combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Zapp Business Combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by the end of the Combination Period.

Our sponsor, officers and directors have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers, directors or anchor investors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us (filed as an exhibit to the IPO Registration Statement), that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

If we do not consummate the Zapp Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $42,858 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.30. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.30. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.30 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.30 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.30 per public share.

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to approximately $42,858 from the proceeds of our initial public offering with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside of the trust account was $42,858.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by the end of the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 17, 2023 (or September 17, 2023, if applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.30 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.30 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only on the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, such as Zapp, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and as a result, we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business, including the Zapp Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with U.S. GAAP. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with U.S. GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination, including the Zapp Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, including Zapp, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the Zapp Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	if we fail to complete the Zapp Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●

we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.30 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies, including Zapp, if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption; and

●	there is substantial doubt about our ability to continue as a “going concern.”

We intend to file the Zapp Registration Statement in connection with the Zapp Business Combination, in which risks related to Zapp, the Zapp Business Combination and the post-combination company will be included.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, August 15, 2022, and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

For risks relating to Zapp and the Zapp Business Combination, please see the Zapp Registration Statement once filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 40 West 57th Street, 29th Floor, New York, New York 10019, and our telephone number is (212) 796-4796. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

On February 14, 2023, there was one holder of record of our units, one holder of record of shares of our Class A common stock and four holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes related thereto contained elsewhere in this Report.

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

Zapp Business Combination

On November 22, 2022, the Company, Zapp, Pubco and Merger Sub entered into the Zapp Merger Agreement pursuant to which (i) Pubco, Zapp and certain shareholders of Zapp entered into an Investor Exchange and Support Agreement or a Management Exchange and Support Agreement, pursuant to which such shareholders will transfer their respective ordinary shares of Zapp to Pubco in exchange for Pubco common shares and (ii) immediately thereafter, Merger Sub will merge with and into the Company, with the Company being the surviving corporation and each outstanding share of Company common stock (other than certain excluded shares) converting into the right to receive one Pubco common share as set forth in the Zapp Merger Agreement.

The Zapp Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of other conditions as further described in the Zapp Merger Agreement. For a full description of the Zapp Merger Agreement and the proposed Zapp Business Combination, please see “Item 1. Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 6, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $1,716,378, which consists of formation and operational costs of $5,493,089 and provision for income taxes of $906,414, offset by interest earned on cash and marketable securities held in the trust account of $4,683,125.

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

For the year ended December 31, 2022, cash used in operating activities was $1,355,363. Net loss of $1,716,378 was affected by interest earned on cash and marketable securities held in the trust account of $4,683,125 and deferred tax provision $502,902. Changes in operating assets and liabilities provided $4,541,238 of cash from operating activities.

For the period from January 6, 2021 (inception) through December 31, 2021, cash used in operating activities was $836,504. Net loss of $1,518,280 was affected by interest earned on marketable securities held in the trust account of $30,282. Changes in operating assets and liabilities provided $712,058 of cash from operating activities.

As of December 31, 2022, we had marketable securities held in the trust account of $295,886,250 (including approximately $4,683,125 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we withdrew $639,657 interest earned from the trust account.

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

As of December 31, 2022, we had cash of $42,858. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

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

On December 15, 2022, we executed the Convertible Note with the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $100,000. The Convertible Note is non-interest bearing and due on the earlier of March 17, 2023 and the date that we consummate our business combination. In the event that we do not consummate a business combination, we may use a portion of the working capital held outside of the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $100,000 of such additional loans (if any) may be convertible into warrants at a price of $1.00 per warrant at the option of the sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The issuance of the Convertible Note was approved by our board of directors and the audit committee on December 15, 2022. The conversion feature was reviewed under ASC 815 and noted no conditions that would require bifurcation of the conversion feature. As of December 31, 2022, there was $100,000 outstanding under the Convertible Note.

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

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date the financial statements are issued and our estimated initial business combination date raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of our initial business combination or the date we are required to liquidate. Based on the above factors, management determined there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than our agreement to pay an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on September 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 6, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-21 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 15, 2022, we executed the Convertible Note with the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $100,000. The Convertible Note is non-interest bearing and due on the earlier of March 17, 2023 and the date that we consummate our business combination. In the event that we do not consummate a business combination, we may use a portion of the working capital held outside of the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $100,000 of such additional loans (if any) may be convertible into warrants at a price of $1.00 per warrant at the option of the sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The issuance of the Convertible Note was approved by our board of directors and the audit committee on December 15, 2022. The conversion feature was reviewed under ASC 815 and noted no conditions that would require bifurcation of the conversion feature. As of December 31, 2022, there was $100,000 outstanding under the Convertible Note.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Peter Cuneo	78	Executive Chairman
Gavin M. Cuneo	46	Co-Chief Executive Officer and Director
Michael Minnick	56	Co-Chief Executive Officer and Director
David Flowers	68	Director
Kenneth P. West	64	Director
Patricia Wilber	61	Director
Chris Rogers	64	Director

The experience of our directors and executive officers is as follows:

Peter Cuneo has been Executive Chairman of our board of directors since inception. After the closing of the Arrival Group transaction (Nasdaq: ARVL) in March 2021, Mr. Cuneo served as Non-Executive Chairman of Arrival Group’s board of directors until November 2022. From November 2022 through January 2023, Mr. Cuneo served as Interim CEO of Arrival Group. From 2019 until March 2021, he was Chief Executive Officer and Chairman of CIIC. Mr. Cuneo currently serves as Chairman of BeyondView LLC, a digital twin technology company, since 2017 and as a Director of electroCore, Inc. (Nasdaq: ECOR), a medical technology company, since 2020. Mr. Cuneo has also been the Managing Principal of Cuneo & Company, LLC, a private investment and management company, since 2010. Mr. Cuneo served as Chairman of the Board at Iconix Brand Group (Nasdaq: ICON), a brand management company and owner of a portfolio of global consumer brands, from January 2019 to August 2021. Mr. Cuneo previously served as Executive Chairman of Iconix’s board of directors from January 2018 to May 2018 and from April 2016 through December 2016. From 2015 to 2018, and while not serving as Executive Chairman, Mr. Cuneo served as Chairman of the Board of Iconix. He also served as Interim Chief Executive Officer of Iconix from May to October 2018 and 2015 until 2016. He is a recognized leader in corporate value creation and has reshaped the operations of seven distressed companies in the global media and consumer products sectors in the past 35 years. Business Insider called Mr. Cuneo one of the best turnaround CEOs. From 1999 to 2009, Mr. Cuneo was first President and Chief Executive Officer and then Vice Chairman of the Board of Marvel Entertainment Inc. (NYSE:MVL). His tenure ended with Marvel’s more than $4 billion sale to Disney at the end of 2009. From 1993 to 1996, Mr. Cuneo was President and Chief Executive Officer of Remington Products Company. Previously, Mr. Cuneo has also served as President of the Security Hardware Group of the Black & Decker Corporation (NYSE: SWK), President of Bristol-Myers Squibb Co.’s (NYSE: BMY) Pharmaceutical Group in Canada and President of the Clairol Personal Care Division. Mr. Cuneo’s involvement in non-profit organizations includes currently serving on the board of the National Archives, the board of the National Police Foundation and the board of trustees of Alfred University, where he was previously Chairman. Mr. Cuneo served two tours as a Lieutenant in the U.S. Navy in the Vietnam War. Mr. Cuneo received his M.B.A. from Harvard Business School and a B.S. from Alfred University. He is Gavin Cuneo’s father. We believe Mr. Cuneo is well qualified to serve as our Executive Chairman due to his deep operating experience, acquired as a member of various public and private boards of directors and over the course of his career operating companies in senior leadership capacity.

Gavin M. Cuneo, has been our Co-Chief Executive Officer and a member of our board of directors since inception. From 2010 to present, Mr. Cuneo has been a partner of Cuneo & Company, a private venture investment company focused on early stage media, technology and consumer growth businesses. Mr. Cuneo has served as Co-CEO of Crown Proptech Acquisitions (NYSE: CPTK) since January 2023. From 2019 until March 2021, he was Chief Operating Officer and director of CIIC. Mr. Cuneo has served and currently serves on the board of a number of private companies. From 2011 to 2018, Mr. Cuneo was the Chief Operating Officer and Chief Financial Officer of Valiant Entertainment LLC. Cuneo & Company initially capitalized the dormant comic book publisher to relaunch the business as an IP-centric multimedia company. Under this new management, Valiant grew into one of the leading print and digital publishers in comics, established a marquee licensing businesses and built a film and television division including a multi-picture partnership with Sony Pictures. Valiant was sold to DMG Entertainment in 2018. From 2005 to 2009, Mr. Cuneo was an investment banker in the consumer industry coverage group at Bank of America Merrill Lynch and its predecessor Merrill Lynch & Co. where he executed debt and equity financings and advised on mergers and acquisitions for leading companies in the consumer and retail industries. From 1998 to 2004, Mr. Cuneo held a number of positions at U.S. Trust Company (now a division of Bank of America), including as an Assistant Vice President in Equity Research, functioning as an equity analyst and associate portfolio manager, and as an Assistant Vice President of corporate strategy. Mr. Cuneo holds an M.B.A. from Tuck School of Business at Dartmouth, graduated with a B.A. in Economics and Business from Lafayette College and is a Chartered Financial Analyst. He is Peter Cuneo’s son. We believe Mr. Cuneo is well qualified to serve as our Chief Operating Officer due to his diverse career experience as a business operator and investor as well as a financial professional.

Michael Minnick, our Co-Chief Executive Officer and a member of our board of directors since inception, is a co-founder and has been a Managing Partner at IIG Holdings since 2014. He has served as Co-CEO of Crown Proptech Acquisitions (NYSE: CPTK) since January 2023. Mr. Minnick has also served as a Director, Co-Founder and Managing Partner of Opus Music Group Investments, LLC since December 2021. From 2019 until March 2021, he was Chief Investment Officer and director of CIIC. Prior to forming IIG Holdings, he was a co-Founder and Senior Managing Director of Interlink Investment Group, from 2012 to 2014. Mr. Minnick has experience in more than $190 billion in transaction volume, including advisory and debt and equity capital executions at JPMorgan Chase & Co. (NYSE:JPM) and The Royal Bank of Scotland Group plc (NYSE:RBS), or RBS. Mr. Minnick served in various capacities at RBS, from 2004 to 2011, culminating in his service as a Managing Director and Head of Corporate Finance in the Telecom, Media & Technology Group. From 2003 to 2004, Mr. Minnick was the Founder and Chief Executive Officer of Traffic Networks, a startup that developed mobile and online real-time traffic information for the New York Metropolitan markets. From 1996 to 2002, Mr. Minnick served in different positions within Investment Banking at JPMorgan Chase & Co. including the Telecom, Media & Technology Group and the Global Syndicated Finance Group. Prior to joining JPMorgan Chase & Co., Mr. Minnick was an Associate at The Bank of Nova Scotia in the Corporate Finance and Syndications division from 1994 to 1996. Mr. Minnick began his career at AT&T (NYSE:T) where he served in several analyst capacities from 1989 to 1992, including as a Financial Analyst in the Market Analysis & Forecasting Division for Business Communications Services within the Chief Financial Officer division. From 2012 to 2019, he served as a Director of Paystar Inc., a privately-held FinTech company. Mr. Minnick received a M.B.A. from Cornell University and a B.A. from The University of St. Thomas. We believe Mr. Minnick is well qualified to serve as a director due to his experience in strategy and investing acquired over the course of his career spent working in private equity, as a senior investment/financial officer and as an investment banker.

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

Patricia Wilber has served as a member of our board of directors since October 2022. Ms. Wilber has served as a member of the board of directors of electroCore, Inc., since March 2022. Ms. Wilber has been a Chief Marketing Officer, global business strategist, and board member who delivers organizational and cultural transformation for branding. She is a pioneer in new franchise models and branded partnerships. Ms. Wilber last served as the Executive Vice President, CMO, and Managing Director of Partnerships, EMEA, the highest position in the marketing department at Disney from 2015 to 2018, where she drove growth for Walt Disney Company’s marquee brands by leading marketing and communications for Disney, Pixar, Star Wars, and Marvel. Additionally, she established and led EMEA’s 40-country integrated marketing, franchise and partnership functions, including a major reorganization of the EMEA channels to boost growth and profitability by significantly reducing expenses. She served on the board of Euro Disney SCA from 2015 to 2018, and Magical Cruise Company, more commonly known as the Disney Cruise Line from 2013 to 2018. Ms. Wilber holds a B.A. in History from Brown University. We believe that Ms. Wilber is well qualified to serve as a director due to her operating and marketing experience in the global media industry.

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

Number and Terms of Office of Officers and Directors

We currently have seven directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. West and Rogers, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Flowers and Ms. Wilber, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Cuneo, Cuneo and Minnick, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Compensation Committee

 We have established a compensation committee of the board of directors. Mr. Rogers and Ms. Wilber serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Rogers and Ms. Wilber meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

During the fiscal year ended December 31, 2022, Ms. Wilber, a member of the board of directors, failed to timely file one Form 3.

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. We pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and we will continue to do so through the earlier of the consummation of our initial business combination and our liquidation. No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our common stock, consisting of (i) 28,750,000 shares of our Class A common stock and (ii) 7,187,500 shares of our Class B common stock, issued and outstanding as of February 14, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
CIIG Management II LLC (3)(2)	—	—	7,187,500	100%	20%
Peter Cuneo (2)	—	—	7,187,500	100%	20%
Gavin Cuneo (2)	—	—	7,187,500	100%	20%
Michael Minnick (2)	—	—	7,187,500	100%	20%
David Flowers	—	—	—	—	—
Kenneth West	—	—	—	—	—
Patricia Wilber	—	—	—	—	—
Chris Rogers	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	7,187,500	100%	20%

Other 5% Stockholders
Adage Capital Partners, L.P. (4)	1,800,000	6.3%	—	—	5%
Magnetar Financial LLC (5)	2,156,250	7.5%	—	—	6%
BlackRock, Inc. (6)	2,156,250	7.5%	—	—	6%
Group consisting of Atalaya Special Purpose Investment Fund II LP, et. al. (7).	2,156,520	7.5%	—	—	6%
Highbridge Capital Management, LLC (8)	2,021,719	7.0%	—	—	5%
Taconic Capital Advisors LP (9)	1,500,000	5.2%	—	—	4.2%
Shaolin Capital Management LLC (10)	1,553,578	5.4%	—	—	4.3%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CIIG Capital Partners II, Inc., 40 West 57th Street, 29th Floor, New York, New York 10019.

(2)	Our sponsor is the record holder of such shares. Peter Cuneo, our Executive Chairman, Gavin Cuneo our Co-Chief Executive Officer and Director, and Michael Minnick our Co-Chief Executive Officer and Director, are the managing members of our sponsor. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors are members of our sponsor.

(3)	Certain investment funds and accounts managed by Magnetar Financial LLC and certain investment funds and accounts managed by Atalaya Capital Management LP are passive limited members in our sponsor.

(4)	According to a Schedule 13G filed on September 27, 2021, Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson, and Phillip Gross held 1,800,000 shares of Class A common stock. The business address is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(5)	According to a Schedule 13G filed on January 14, 2022, Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Alec. N. Litowitz held 2,156,250 shares of Class A common stock. According to a Schedule 13G/A filed on February 2, 2023, effective October 24, 2022, Mr. Litowitz was replaced by David J. Snyderman as Chief Executive Officer of Magnetar Financial and the manager of Supernova Management. The business address is 40 West 57th Street, 29th Floor, New York, New York 10019.

(6)	According to a Schedule 13G filed on February 4, 2022, BlackRock, Inc. held 2,156,250 shares of Class A common stock. The business address is 55 East 52nd Street, New York, NY 10055.

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

(8)	According to a Schedule 13G filed on February 2, 2023, Highbridge Capital Management, LLC, an investment advisor to certain funds and accounts, held shared voting and dispositive power with respect to 2,021,719 shares of Class A common stock. The business address is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(9)	According to a Schedule 13G filed on February 10, 2023, Taconic Capital Advisors L.P. (Taconic Advisors LP), Taconic Capital Advisors UK LLP (Taconic Advisors UK), Taconic Associates LLC (Taconic Associates), Taconic Capital Partners LLC (Taconic Capital), Taconic Capital Performance Partners LLC (Taconic Partners) and Frank P. Brosens (Mr. Brosens) held 1,500,000 shares of Class A common stock. The address of the principal business office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.

(10)	According to a Schedule 13G filed on February 14, 2023, Shaolin Capital Management LLC held 1,553,578 shares of Class A common stock. The business office of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Zapp Business Combination, please see “Item 1. Business.”

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

Our sponsor and the direct anchor investors have purchased an aggregate of 12,062,500 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering, generating gross proceeds of $12,062,500. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the warrants that may be issued upon conversion of extension loans and Working Capital Loans and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. There will be no redemption rights or liquidating distributions with respect to our founder shares or warrants, which will expire worthless if we fail to complete our business combination within the Combination Period.

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

We will have until March 17, 2023, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by March 17, 2023, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional six months (until September 17, 2023), for a total of up to 24 months to complete a business combination); provided that our sponsor (or its designees) must deposit into the trust account funds equal to one percent (1.0%) of the gross proceeds of the offering for such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 18 months to 24 months described above or redeem their shares in connection with such extension. However, our public stockholders will be entitled to vote and/or redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any 6-month extension period. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental on the date of the IPO Registration Statement, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, must deposit into the trust account an aggregate of $2,587,500 on or prior to the date of the deadline, for such extension. Any such payments would be made in the form of a non-interest bearing loan which would be due and payable on the consummation of our initial business combination out of the proceeds of the trust account released to us.

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

On December 15, 2022, we executed the Convertible Note with the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $100,000. The Convertible Note is non-interest bearing and due on the earlier of March 17, 2023 and the date that we consummate our business combination. In the event that we do not consummate a business combination, we may use a portion of the working capital held outside of the trust account to repay such additional loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $100,000 of such additional loans (if any) may be convertible into warrants at a price of $1.00 per warrant at the option of the sponsor. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The issuance of the Convertible Note was approved by our board of directors and the audit committee on December 15, 2022. The conversion feature was reviewed under ASC 815 and noted no conditions that would require bifurcation of the conversion feature. As of December 31, 2022, there was $100,000 outstanding under the Convertible Note.

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

For more information on our management and our sponsor and the agreements entered into in connection with the Zapp Business Combination, please see “Item 1. Business.”

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. West, Flowers and Rogers and Ms. Wilber are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees of Grant Thornton for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) to December 31, 2021 totaled approximately $57,250 and approximately $42,000 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from January 6, 2021 (inception) to December 31, 2021 we did not pay Grant Thornton any audit-related fees.

Tax Fees

We did not pay Grant Thornton for tax services, planning or advice for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Grant Thornton for any other services for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CIIG CAPITAL PARTNERS II, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and the period from January 6, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and the period from January 6, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and the period from January 6, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CIIG Capital Partners II, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of CIIG Capital Partners II, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania
February 14, 2023

CIIG CAPITAL PARTNERS II, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$42,858	$675,364
Prepaid expenses	249,104	604,011
Total current assets	291,962	1,279,375

Cash and marketable securities held in trust account	295,886,250	291,842,782
TOTAL ASSETS	$296,178,212	$293,122,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,456,235	$1,316,069
Accrued offering costs	—	16,800
Income taxes payable	46,165	—
Total current liabilities	5,502,400	1,332,869

Convertible note - related party	100,000	—
Deferred tax liability	502,902	—
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	16,167,802	11,395,369

Commitments
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 28,750,000 shares subject to redemption at redemption value as of December 31, 2022 and 2021	295,711,374	291,812,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2022 and 2021	719	719
Accumulated deficit	(15,701,683)	(10,086,431)
Total Stockholders’ Deficit	(15,700,964)	(10,085,712)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$296,178,212	$293,122,157

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from January 6, 2021 (Inception) through December 31,
	2022	2021

Formation and operational costs	$5,493,089	$1,548,562
Loss from operations	(5,493,089)	(1,548,562)

Other income:
Interest earned on marketable securities held in Trust Account	4,683,125	30,282
Total other income	4,683,125	30,282

Loss before provision for income taxes	(809,964)	(1,518,280)
Provision for income taxes	(906,414)	—
Net loss	$(1,716,378)	$(1,518,280)

Weighted average shares outstanding, Class A common stock	28,750,000	8,488,858
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.10)

Weighted average shares outstanding, Class B common stock	7,187,500	6,524,199
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.10)

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM JANUARY 6, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 6, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Sale of 12,062,500 Private Placement Warrants	—	—	—	—	12,062,500	—	12,062,500

Accretion for Class A common stock to redemption amount	—	—	—	—	(12,086,781)	(8,568,151)	(20,654,932)

Net loss	—	—	—	—	—	(1,518,280)	(1,518,280)

Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(10,086,431)	$(10,085,712)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(3,898,874)	(3,898,874)

Net loss	—	—	—	—	—	(1,716,378)	(1,716,378)

Balance – December 31, 2022	—	$—	7,187,500	$719	$—	$(15,701,683)	$(15,700,964)

The accompanying notes are an integral part of the financial statements.

CIIG CAPITAL PARTNERS II, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from January 6, 2021 (Inception) Through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,716,378)	$(1,518,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in trust account	(4,683,125)	(30,282)
Deferred tax provision	502,902	—
Changes in operating assets and liabilities:
Prepaid expenses	354,907	(604,011)
Accrued expenses	4,140,166	1,316,069
Income taxes payable	46,165	—
Net cash used in operating activities	(1,355,363)	(836,504)

Cash Flows from Investing Activities:
Investment of cash in trust account	—	(291,812,500)
Cash withdrawn from trust account to pay franchise and income taxes	639,657	—
Net cash provided by (used in) investing activities	639,657	(291,812,500)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Warrants	—	12,062,500
Proceeds from promissory note – related party	—	167,417
Repayment of promissory note – related party	—	(167,417)
Proceeds from convertible promissory note - related party	100,000	—
Payment of offering costs	(16,800)	(513,132)
Net cash provided by financing activities	83,200	293,324,368

Net Change in Cash	(632,506)	675,364
Cash – Beginning of period	675,364	—
Cash – End of period	$42,858	$675,364

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$16,800
Deferred underwriting fee payable	$—	$10,062,500
Accretion for Class A Common Stock to redemption amount	$3,898,874	$20,654,932

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 6, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 14, 2021. On September 17, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $42,858 in its operating bank accounts, and a working capital deficit of $5,035,562, which excludes $213,711 of interest earned on the Trust Account that is available to pay franchise and income taxes payable.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Class A common stock issuance costs	(16,342,432)
Plus:
Accretion of carrying value to redemption value	20,654,932

Class A common stock subject to possible redemption, December 31, 2021	291,812,500
Plus:
Accretion of carrying value to redemption value	3,898,874

Class A common stock subject to possible redemption, December 31, 2022	$295,711,374

Convertible Notes

The Company reviews its convertible notes under ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 470, Debt (“ASC470”). The Company has reviewed the convertible note and identified no conditions that would require the instrument to be accounted for at fair value as allowed by ASC 825, Financial Instruments (“ASC 825”), additionally no elements were identified to require the bifurcation of the embedded conversion option and not significant premium associated with the convertible debt were identified. As such no accounting for the conversion feature was deemed necessary.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC Topic 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC Topic 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (112.0)% and 0.0% for the year ended December 31, 2022 and for the period from January 6, 2021 (inception) to December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to changes in Merger and Acquisition costs and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 20022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events and (iii) the 100,000 warrants that would be issued under the convertible note which the conversion options is available upon consummation of the business Combination. The warrants are exercisable to purchase 26,437,500 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from January 6, 2021 (Inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,373,102)	$(343,276)	$(858,484)	$(659,796)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	8,488,858	6,524,199
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the Trust Account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,875,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

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

Administrative Services Agreement

Commencing on September 14, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, the Company incurred and paid $120,000 and $30,000 in fees for these services, respectively.

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

If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were no outstanding Working Capital Loans.

Convertible Note – related party

On December 15, 2022, the Company entered into a convertible promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $100,000 (the “Convertible Note”). The Convertible Note is non-interest bearing and due on the earlier of March 17, 2023 and the date on which the Company consummates its initial business combination. If the Company completes a business combination, it would repay such additional loaned amounts, without interest, upon consummation of the business combination. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such additional loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $100,000 of such additional loans (if any) may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The issuance of the Convertible Promissory Note was approved by the board of directors and the audit committee on December 15, 2022. The conversion feature was reviewed under ASC 815 and noted no conditions that would require bifurcation of the conversion feature. As of December 31, 2022, there was $100,000 outstanding under the Convertible Note.

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

Entry Into a Material Agreement

Merger Agreement

On November 22, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Zapp Electric Vehicles Limited, a private company limited by shares registered in England and Wales (“Zapp”), Zapp Electric Vehicles Group Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“Pubco”) and Zapp Electric Vehicles, Inc., a Delaware corporation and direct, wholly owned subsidiary of Pubco (“Merger Sub”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Zapp Business Combination”) pursuant to which, among other things, (i) Pubco, Zapp and certain shareholders of Zapp entered into an Investor Exchange and Support Agreement or Management Exchange and Support Agreement pursuant to which such shareholders will transfer their respective ordinary shares of Zapp to Pubco in exchange for ordinary shares of Pubco (“Pubco Common Shares”, and such exchange, the “Zapp Exchange”) and (ii) immediately following the Zapp Exchange, Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger (the “Merger”) and each outstanding share of common stock of the Company (other than certain excluded shares) will convert into the right to receive one Pubco Common Share (collectively, the “Transactions”).

The proposed Zapp Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions summarized below.

Consideration Paid to the Shareholders of Zapp

The consideration to be paid to the shareholders of Zapp, subject to certain adjustments in accordance with the Merger Agreement, will be equal to an aggregate of (i) 50,000,000 Pubco Common Shares plus (ii) a number of Pubco Common Shares equal to the amount of any convertible financing received by Zapp in excess of $20,000,000 in the aggregate and actually converted to ordinary common shares of Zapp in advance of the closing of the Transaction divided by the effective conversion price. With respect to clause (ii) the effective conversion price shall be equal to the dollar amount raised in such convertible financing divided by the number of ordinary shares deliverable to the investor in connection with such financing.

Consideration Paid to Zapp Stockholders – Effects of the Merger

At the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A common stock and the Company’s Class B common stock, par value $0.0001 per share, will be cancelled and automatically deemed for all purposes to represent the right to receive one Pubco Common Share. At the Effective Time, each of the Company’s public warrants that are outstanding immediately prior to the Effective Time will, pursuant to and in accordance with the Warrant Agreement dated September 14, 2021 with respect to the Company’s warrants (the “Warrant Agreement”), automatically and irrevocably be modified to provide that such warrant will no longer entitle the holder thereof to purchase the amount of share(s) of the Company’s common stock set forth therein and in substitution thereof such warrant will entitle the holder thereof to acquire the same number of Pubco Common Shares per warrant on the same terms.

Representations and Warranties

The Merger Agreement contains representations and warranties of the parties thereto with respect to, among other things, (i) entity organization, formation and authority, (ii) authorization to enter into the Merger Agreement, (iii) capital structure, (iv) consents and approvals, (v) financial statements, (vi) liabilities, (vii) litigation, (viii) compliance with laws, (ix) material contracts, (x) employee matters, (xi) taxes, (xii) licenses and permits, (xiii) real estate, (xiv) environmental matters, (xv) absence of changes, (xvi) intellectual property and data privacy, (xvii) suppliers and (xviii) related party transactions. The representations and warranties of the parties contained in the Merger Agreement will terminate and be of no further force and effect as of the closing of the Transactions.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 28,750,000 shares issued and outstanding, including 28,750,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 7,187,500 shares of Class B common stock issued and outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option at the close of the Initial Public Offering, a total of 937,500 Founder Shares are no longer subject to forfeiture.

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

Warrants — As of December 31, 2022 and 2021, there were 14,375,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the Units and only whole warrants trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there were 12,062,500 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and are non-redeemable.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$35,062
Startup/Organization Expenses	1,392,466	283,777
Unrealized gain/loss - Trust	(502,902)	—
Total deferred tax assets	889,564	318,839
Valuation allowance	(1,392,466)	(318,839)
Deferred tax assets, net of allowance	$(502,902)	$—

The income tax provision consists of the following:

	For the year ended December 31,	For the period from January 6, 2021 (inception) Through December 31,
	2022	2021
Federal
Current	$403,512	$—
Deferred	(570,725)	(318,839)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	1,073,627	318,839
Income tax provision	$906,414	$—

As of December 31, 2022 and 2021, the Company had $0 and $166,960 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $1,073,627 and $318,839, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(132.6)%	(21.0)%
Income tax provision	(112.0)%	0.0%

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

At December 31, 2022, assets held in the Trust Account were comprised of $10,918 in cash and $295,875,332 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $1,139 in cash and $291,841,643 in U.S. Treasury securities. During the year ended December 31, 2022 and for the period from January 6, 2021 (inception) through December 31, 2021, the Company withdrew $639,657 and $0 of interest income from the Trust Account, respectively.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2022 and 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 01/19/23)	1	$295,875,332	$122,344	$295,997,675
December 31, 2021	U.S. Treasury Securities (Mature on 04/21/22)	1	$291,841,643	$(8,860)	$291,832,783

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 14, 2021, by and among the Company and UBS Securities LLC and Barclays Capital Inc. (4)
2.1+	Agreement and Plan of Merger, dated as of November 22, 2022, by and among CIIG Capital Partners II, Inc., Zapp Electric Vehicles Limited, Zapp Electric Vehicles Group Limited, and Zapp Electric Vehicles, Inc. (6)
3.1	Amended and Restated Certificate of Incorporation. (4)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (4)
4.5	Description of Registered Securities.(5)
10.1	Promissory Note, dated January 6, 2021, issued to CIIG Management II LLC. (1)
10.2	Letter Agreement, dated September 14, 2021, by and among the Company, its officers, its directors and the Sponsor. (4)
10.3	Investment Management Trust Agreement, dated September 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.4	Registration Rights Agreement, dated September 14, 2021, by and between the Company, the Sponsor and certain other stockholders of the Company. (4)
10.5	Administrative Support Agreement, dated September 14, 2021, by and between the Company and the Sponsor. (4)
10.6	Private Placement Warrant Purchase Agreement, dated September 14, 2021, by and between the Company and the Sponsor. (4)
10.7	Securities Subscription Agreement, dated January 6, 2021, between the Registrant and CIIG Management II LLC. (1)
10.8	Form of Investor Exchange and Support Agreement. (6)
10.9	Form of Management Exchange and Support Agreement. (6)
10.10	Amended and Restated Sponsor Agreement, dated as of November 22, 2022, by and among CIIG Capital Partners II, Inc., CIIG Management II LLC and the other parties thereto. (6)
10.11	Convertible Promissory Note, dated December 15, 2022, issued to CIIG Management II LLC.*
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350**, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350**, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254078), filed with the SEC on March 10, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-254078), filed with the SEC on April 8, 2021.
(3)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (File No. 333-254078), filed with the SEC on July 1, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2021.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2023	CIIG CAPITAL PARTNERS II, INC.

	By:	/s/ Gavin M. Cuneo
	Name:	Gavin M. Cuneo
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Cuneo	Executive Chairman of the Board	February 14, 2023
Peter Cuneo

/s/ Gavin M. Cuneo	Co-Chief Executive Officer and Director	February 14, 2023
Gavin M. Cuneo	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Michael Minnick	Co-Chief Executive Officer and Director	February 14, 2023
Michael Minnick

/s/ David Flowers	Director	February 14, 2023
David Flowers

/s/ Kenneth P. West	Director	February 14, 2023
Kenneth P. West

/s/ Patricia Wilber	Director	February 14, 2023
Patricia Wilber

/s/ Chris Rogers	Director	February 14, 2023
Chris Rogers